Form 10-Q
period 2011-11-30
VIM BEVERAGE, INC.
filed 2012-04-16
CIK 1478087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ____________ to ______________

Commission file number: 333-164033

VIM BEVERAGE, INC.
(Name of registrant in its charter)

Nevada	2080	26-1855590
(State or jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(IRS Employer Identification No.)

1301 Bank of America Tower, Suite 1132
12 Harcourt Road, Central Hong Kong
(Address of principal executive offices)

852 2115 9628
(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☒ No ☐

At April 9, 2012, there were 5,595,000 shares of the Issuer's common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIM BEVERAGE, INC.
(A Development Stage Company)
BALANCE SHEETS

	November 30, 2011 $	February 28, 2011 $
	(Unaudited)

ASSETS

CURRENT ASSETS

Cash	2,132	14,389

Total Current Assets	2,132	14,389

Total Assets	2,132	14,389

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

LIABILITIES

CURRENT LIABILITIES

Accounts payable and accrued liabilities	1,400	1,305
Line of credit – related party	10,000	-
Accrued interest on line of credit	300	-

Total Current Liabilities	11,700	1,305

Total Liabilities	11,700	1,305

SHAREHOLDERS’ EQUITY (DEFICIT)

Common stock, $.001 par value, 30,000,000 shares authorized, 5,595,000 shares issued and outstanding at November 30, 2011 and February 28, 2011	5,595	5,595
Additional paid in capital	58,905	58,905
Deficit accumulated during the development stage	(74,068)	(51,416)

Total Shareholders’ Equity (Deficit)	(9,568)	13,084

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	2,132	14,389

The accompanying notes are an integral part of these financial statements

VIM BEVERAGE, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended November 30, 2011 $	Three Months Ended November 30, 2010 $	Nine Months Ended November 30, 2011 $	Nine Months Ended November 30, 2010 $	March 31, 2008 (Inception) to November 30, 2011 $

EXPENSES

General and administrative	8,082	749	22,352	8,303	74,318

Total Expenses	8,082	749	22,352	8,303	74,318
Loss from Operations	(8,082)	(749)	(22,352)	(8,303)	(74,318)

OTHER INCOME (EXPENSE)
Interest expense	(300)	-	(300)	-	(300)
Interest income	-	-	-	-	550

Total Other Income (Expense)	(300)	-	(300)	-	250

NET LOSS	(8,382)	(749)	(22,652)	(8,303)	(74,068)

NET LOSS PER SHARE: BASIC AND DILUTED	(0.00)	(0.00)	(0.00)	(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	5,595,000	5,595,000	5,595,000	5,595,000

The accompanying notes are an integral part of these financial statements

VIM BEVERAGE, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended November 30, 2011 $	Nine Months Ended November 30, 2010 $	March 31, 2008 (Inception) to November 30, 2011 $

CASH FLOWS USED IN OPERATING ACTIVITIES

Net loss	(22,652)	(8,303)	(74,068)

Changes in operating assets and liabilities:

Accrued interest on line of credit	300	–	300
Accounts payable and accrued liabilities	95	1,450	1,400

Net Cash Used in Operating Activities	(22,257)	(6,853)	(72,368)

CASH FLOWS FROM FINANCING ACTIVITIES

Advance from related party – line of credit	10,000	–	10,000
Cash received from sale of common stock	–	–	64,500

Net Cash From Financing Activities	10,000	–	74,500

NET CHANGE IN CASH	(12,257)	(6,853)	2,132

CASH – BEGINNING	14,389	26,321	–

CASH – ENDING	2,132	19,468	2,132

Supplemental Cash Flow Information:

Cash paid for:
Interest	–	–	–
Income taxes	–	–	–

The accompanying notes are an integral part of these financial statements

VIM BEVERAGE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Vim Beverage, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form S-1 Registration Statement. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2011 as reported in Form S-1, have been omitted.

NOTE 2 – RELATED PARTY TRANSACTIONS

In March 2011, the Company entered into a Revolving Line of Credit Agreement with Mr. Aaron Suen, a Company director and officer.  Mr. Suen has agreed to advance up to $50,000 at an annual interest rate of 12%.  The agreement expired on March 25, 2012, and was extended until December 31, 2012.

During the nine months ended November 30, 2011, Mr. Suen advanced $10,000 to the Company pursuant to the Line of Credit. As of November 30, 2011, the Company had a balance of $10,000 owed to Mr. Suen and recorded accrued interest of $300. The maturity date on the advance was March 25, 2012, was extended until December 31, 2012, and is unsecured. In the event of default all past due principal and interest shall bear interest at the rate of 15% per annum.

NOTE 3 – SUBSEQUENT EVENTS

From December 2011 through March 2012, Mr. Suen advanced an additional $15,000 to the Company pursuant to the Line of Credit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

ALL STATEMENTS IN THIS DISCUSSION THAT ARE NOT HISTORICAL ARE FORWARD-LOOKING STATEMENTS. STATEMENTS PRECEDED BY, FOLLOWED BY OR THAT OTHERWISE INCLUDE THE WORDS "BELIEVES," "EXPECTS," "ANTICIPATES," "INTENDS," "PROJECTS," "ESTIMATES," "PLANS," "MAY INCREASE," "MAY FLUCTUATE," AND SIMILAR EXPRESSIONS OR FUTURE OR CONDITIONAL VERBS SUCH AS "SHOULD," "WOULD," "MAY" AND "COULD" ARE GENERALLY FORWARD-LOOKING IN NATURE AND NOT HISTORICAL FACTS. THESE FORWARD-LOOKING STATEMENTS WERE BASED ON VARIOUS FACTORS AND WERE DERIVED UTILIZING NUMEROUS IMPORTANT ASSUMPTIONS AND OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE THE INFORMATION CONCERNING OUR FUTURE FINANCIAL PERFORMANCE, BUSINESS STRATEGY, PROJECTED PLANS AND OBJECTIVES. THESE FACTORS INCLUDE, AMONG OTHERS, THE FACTORS SET FORTH BELOW UNDER THE HEADING "RISK FACTORS." ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOST OF THESE FACTORS ARE DIFFICULT TO PREDICT ACCURATELY AND ARE GENERALLY BEYOND OUR CONTROL. WE ARE UNDER NO OBLIGATION TO PUBLICLY UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO NOVEMBER 30, 2011. AS USED HEREIN, THE "COMPANY," “VIM,” “VIM BEVERAGE”, "WE," "US," "OUR" AND WORDS OF SIMILAR MEANING REFER TO VIM BEVERAGE, INC.

History

We were incorporated as a Nevada corporation on March 31, 2008. We have had no operations to date. Moving forward, we intend to manufacture and formulate for sale bottled water, vitamin enhanced flavored water, and a unique concentrated energy water. It is our intention to develop a business concept that blends health nutrition, lifestyle, and water, in one complete package with unique design and marketing elements. We anticipate gathering our water, which will be the basis of all our products, from a glacial source, however, we do not currently have any agreements in place relating to the acquisition or extraction of such water or the location of such source. We also plan to concentrate on producing water with extremely low total dissolved solids. We plan to market our product line as an alternative to sugar-laden sodas and fruit juices.

As there are no glacial sources located in Hong Kong, where our principal business location is located, we will face difficulties and expenses associated with locating a suitable glacial source for our water, harvesting such water, and transporting such water to bottling plants we may contract with in the future via barge.  These expenses could significantly increase our cost of production and shipping costs and could also make it more difficult to supervise and provide quality control over the process of harvesting the water we plan to use in our products, which in turn could cause us to expend additional resources purifying such water before it is able to be used.

Product Description

Our products are planned to be segmented into four separate beverages, none of which have been produced to date, and all of which will require substantial additional funding:

VIM Pure

VIM Pure is planned to contain only glacial water. Water purity and quality is directly related to the amount of total dissolved solids (“TDS”) found in the water. TDS is expressed in unit of milligrams per unit of water (“mg/l”), also referred to as parts per million (“ppm”). We intend to produce water with a low amount of TDS.

VIM DNA

The planned VIM DNA category will consist of our health themed line of drinks enriched with essential vitamins and minerals. The VIM DNA category is planned to encompass water infused with antioxidant fruits, electrolytes, vitamins, minerals and herbal extracts.

VIM Energy

VIM “Mighty Mite” is proposed to be our form of energy water. The beverage is planned to be made from water containing natural caffeine and essential amino acids, and is planned to be offered in a smaller package than our other planned beverages.

VIM Lite

With a hint of flavor, VIM Lite is planned to be made from water and other additives (similar to VIM DNA), but low in sugars and therefore low in calories but full of nutrients.

Timing and Estimated Costs of Implementing Business Plan

Below is a discussion of the steps we need to take to implement our business plan, the proposed time frame for each step (assuming we had funding in place to complete each step), the estimated costs for each step, and the impact a lack of funding would have upon same:

VIM Pure line (described below):

A.	Transport glacial water via barge. Cost approximately $4,800 (1-2 days)
B.	Cost of 300,000 Gallons of water: Cost approximately $9,000
C.	Bottle the water via co-packer. Cost approximately $60,000 (30 days)
D.	Transportation to warehouse for distribution. Cost approximately $18,000
Total approximate cost - $91,800

VIM DNA line (described below):

A.	Formulate at least 3 different flavored waters with beverage formulators (1-2 months)
Cost of formulation and ingredients: Cost approximately $174,000
B.	Cost of 300,000 Gallons of water: Cost approximately $9,000
C	Use a co-packer to bottle. Cost approximately $60,000 (30 days)
D.	Transportation to warehouse for distribution. Cost approximately $18,000
Total approximate cost - $261,000

Additionally, each product line will require approximately an additional $135,000 in costs relating to the design of the bottles and production of such bottles as described below:

1.	Bottle design and label design. Cost approximately $15,000 (1 month)

2.	Production of the bottles. Cost approximately $120,000 (3-4 months)

Additionally, we anticipate that the total cost of our marketing program, described below could be up to $200,000, provided that we do not plan to begin marketing our products until we have produced a product to market and anticipate spending only limited funds on marketing until such time, if ever, as our products generate sufficient revenue to support greater marketing expenses or we are able to raise additional funding to support such marketing efforts.

We initially plan to bring the VIM Pure line (described above) to market, and as such will initially require $91,800 in total costs to produce such product and an additional $135,000 to design and produce such product (as described above), for a total approximate initial cost of production of $226,800.  The total estimated cost could change based on the amount of products produced and we will have ongoing costs and expenses for transportation and bottling costs assuming we are able to produce and sell our products as planned.

Additionally, as described below we believe we may need up to $200,000 to undertake our marketing program, which we believe will help build brand awareness and demand for our products, but is not required for us to actually start production or the sale of our initial planned product line.  Therefore we currently anticipate the need for $426,800 to bring VIM Pure, our initial product, to market and begin implementing our business plan.

We will commence the production of the VIM Pure line when we have raised sufficient funding to complete and market such product line, initially $426,800, provided that we may produce lesser quantities or spend less funds on marketing, which in turn will have less expense, if we are unable to raise the entire $426,800 we anticipate requiring.

We hope to raise the funding required to commence production and marketing of our initial product line through sales of debt and equity securities at such time as our common stock is quoted on the Over-The-Counter Bulletin Board (“OTCBB”), which is our current plan.  We believe that investors will be more willing to invest in the Company once there is a public market for our common stock and we are a reporting company with the SEC.  In the event we are unable to quote our common stock on the OTCBB, we may choose to quote our stock on the OTC Pink Sheets and/or seek traditional bank funding in lieu of the sale of debt and equity securities to raise the required funding we will require as described above.

We anticipate launching our first product approximately four to six months after we are able to raise the $426,800 we anticipate needing to complete our initial product line and market such product as described above, the exact timing of which will depend on the timing of funding and any marketing activities we undertake in connection with the product.  We have not currently raised any of the approximately $426,800 we will require to launch our first product line.

In the event our VIM Pure line is successful, we plan to produce and market our VIM DNA line (described above), which has a total estimated cost of $261,000, plus approximately an additional $135,000 in bottling costs, and $200,000 in marketing costs, or $596,000 in total. We do not currently anticipate producing our VIM DNA line within the next twelve months.

We will also need to enter into production and distribution agreements for our planned products and such agreements and the terms of such agreements could adversely affect our estimated expenses and raise our estimated costs of bringing our planned products to market. Not being able to obtain financing will greatly impact our business plan and could force us to raise additional capital, delay our product production or require us to reduce the amount and number of products produced.

Without additional funding we will be unable to complete the above proposed stages. The lack of funding in this stage will affect our ability to produce products and generate revenues. We do not currently have any formal commitments or identified sources of additional capital from third parties or from our officers, Directors or majority shareholders other than the Line of Credit (described below), which we anticipate being sufficient to pay our filing obligations and expenses for approximately the next 12 months, but will not be sufficient for us to begin our business plan or produce or market any products. We can provide no assurance that if we require additional financing, it will be available on favorable terms, if at all. If we are not able to raise the capital necessary to continue our business operations, we may be forced to abandon or curtail our business plan and/or suspend our business activities.

Plan of Operation

Our plan of operation for the twelve months is to continue our filings with the Commission, obtain the quotation of our common stock on the OTCBB, and attempt to raise additional funding through the sale of debt or equity securities to enable us to produce and market our first planned product line, VIM Pure (as described above) at a total estimated cost of $426,800, which funds we do not currently have.  We hope to be in a position to launch VIM Pure within four to six months of us being able to raise the $426,800 we believe we will require to produce and market VIM Pure.

We plan to use funds available from our Line of Credit (described below) to support our operations and pay the filing expenses associated with our filings with the Commission for approximately the next 12 months, or until we are able to raise sufficient funding to continue our business plan and begin the production of our first product line.

The initial phase of our VIM Pure product line is planned to only include the sale of water bottled from the source in glass packaging, which we hope to sell in hotels, restaurants and cafes.

Assuming we are able to establish some brand recognition, we intend to commence the second stage of our business plan, the production of VIM DNA, at an estimated cost of approximately $596,000, which will be to enhance our water with flavors and or vitamins.

We believe that we have enough funds on hand and available to us through the Line of Credit to allow us to pay our ongoing expenses for approximately the next twelve months, provided that we do not currently have sufficient funds to produce any products, and we do not anticipate generating any revenues until we have produced products and are in a position to sell such products in the marketplace.

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our planned product production activities or marketing program. We believe that debt financing will not be an alternative for funding the complete production and marketing program. We do not have any arrangements in place for any future equity financing.

We have not and do not intend to seek debt financing by way of bank loan, line of credit (other than the Line of Credit) or otherwise. Financial institutions do not typically lend money to startup companies with no stable source of revenue.

We plan to begin producing our product as soon as we have sufficient funds in place to support our operations and pay for such costs of production; however, it is currently unclear when we will have such funding in place, if at all.

Results of Operations

Three Months Ended November 30, 2011 and 2010

We will be dependent upon obtaining financing to commence production and pursue marketing activities. For these reasons our auditors have raised substantial doubt that we will be able to continue as a going concern.

We did not generate any revenues for the three months ended November 30, 2011 or 2010, and have not generated any revenues to date.

We incurred operating expenses in the amount of $8,082 for the three months ended November 30, 2011, compared to $749 for the three months ended November 30, 2010, an increase in operating expenses of $7,333 from the prior period.  Operating expenses for both periods consisted solely of general and administrative expenses.  The reason for the increase in operating expenses was mainly due to increased legal and accounting expenses for the three months ended November 30, 2011 in connection with the preparation of financial statements to be included in and amendments to our Registration Statement, compared to legal and accounting expenses for the three months ended November 30, 2010.

We had interest expense of $300 for the three months ended November 30, 2011, compared to no interest expense for the three months ended November 30, 2010.  Interest expense was in connection with amounts owed on the Line of Credit, described below.

We had a net loss of $8,382 for the three months ended November 30, 2011, compared to a net loss of $749 for the three months ended November 30, 2010, an increase in net loss of $7,633 from the prior period.

Nine Months Ended November 30, 2011 and 2010

We did not generate any revenues for the nine months ended November 30, 2011 or 2010, and have not generated any revenues to date.

We incurred operating expenses in the amount of $22,352 for the nine months ended November 30, 2011, compared to $8,303 for the nine months ended November 30, 2010, an increase in operating expenses of $14,049 from the prior period.  Operating expenses for both periods consisted solely of general and administrative expenses.  The reason for the increase in operating expenses was mainly due to increased legal and accounting expenses for the nine months ended November 30, 2011 in connection with the preparation of financial statements to be included in and amendments to our Registration statement, compared to legal and accounting expenses for the nine months ended November 30, 2010.

We had interest expense of $300 for the nine months ended November 30, 2011, compared to no interest expense for the nine months ended November 30, 2010.  Interest expense was in connection with amounts owed on the Line of Credit, described below.

We had a net loss of $22,652 for the nine months ended November 30, 2011, compared to a net loss of $8,303 for the nine months ended November 30, 2010, an increase in net loss of $14,349 from the prior period.

Liquidity and Capital Resources

We have not generated any revenues from our proposed business operations to date.

We had total assets, consisting solely of current assets of cash of $2,132 as of November 30, 2011.  As of April 9, 2012, we had cash of approximately $7,865.

We had total liabilities consisting solely of current liabilities of $11,700 as of November 30, 2011 which included $1,400 of accounts payable and accrued liabilities, $10,000 of amounts borrowed under the Line of Credit and $300 of accrued and unpaid interest on the Line of Credit.

We had negative working capital of $9,568 and a total accumulated deficit of $74,068 as of November 30, 2011.

We had net cash flows used in operating activities of $22,257 for the nine months ended November 30, 2011, which included $22,652 of net loss offset by $300 of increase in accrued interest on Line of Credit and $95 of increase of accounts payable and accrued liabilities.

We had $10,000 of net cash from financing activities for the nine months ended November 30, 2011, which was solely due to $10,000 borrowed under the Line of Credit.

We sold 5,000,000 shares of common stock to two purchasers in March 2008. The purchasers purchased the shares at a price of $0.001 per common share for total cash consideration of $2,500 each.

We sold 595,000 shares of common stock through a private placement to accredited investors from March 2008 to February 2009 and raised $59,500 at $0.10 per share.

In March 2011, we entered into a Revolving Line of Credit Agreement with Aaron Suen, our Chief Executive Officer and Director, who agreed to loan us up to $50,000 under a Revolving Line of Credit (the “Line of Credit”) as requested by the Company from time to time (on a revolving basis)(each an “Advance”) until March 25, 2012, pursuant to the terms of the Line of Credit, which Line of Credit was subsequently extended until December 31, 2012.  Any amounts borrowed under the Line of Credit will be evidenced by a separate promissory note (each a “Note”) and bear interest at the rate of 12% per annum, provided that if an event of default occurs (as provided in the Line of Credit or the Note), such outstanding amount bears interest at the rate of 15% per annum until paid in full.  The maturity date of each Note was March 25, 2012, and was extended until December 31, 2012 in connection with the First Amendment to Revolving Line of Credit.  The Company had borrowed $10,000 under the Line of Credit as of November 30, 2011.  The Company borrowed an additional $6,000 under the Line of Credit in December 2011 and an additional $9,000 under the Line of Credit in February 2012, bringing the total amount of money borrowed under the Line of Credit to $25,000 as of the date of this filing.  We plan to utilize the Line of Credit to pay our reporting and operations expenses for the next approximately 12 months, provided that the amount available under such Line of Credit will not be sufficient for us to continue our business plan or begin our operations as discussed above.

We do not currently have any formal commitments or identified sources of additional capital from third parties or from our officers, Directors or majority shareholders other than the Line of Credit, which we anticipate being sufficient to pay our filing obligations and expenses for approximately the next 12 months, but will not be sufficient for us to begin our business plan or produce any products. We can provide no assurance that if we require additional financing, it will be available on favorable terms, if at all. If we are not able to raise the capital necessary to continue our business operations, we may be forced to abandon or curtail our business plan and/or suspend our business activities.

Our plan of operation for the next twelve months is to continue our filings with the Commission and attempt to raise additional funding through the sale of debt or equity securities to enable us to produce our first planned product line, VIM Pure (as described above) at a total estimated cost of $426,800, which funds we do not currently have.  We plan to use funds available from our Line of Credit to support our operations and pay the filing expenses associated with our filings with the Commission for approximately the next 12 months, or until we are able to raise sufficient funding to continue our business plan and begin the production of our first product line. If we are unable to raise adequate working capital for the remainder of fiscal 2012 and fiscal 2013, we will be restricted in the implementation of our business plan, the production of our planned products may be delayed, and we may be forced to abandon our current business plan.

GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern.  However, the Company has not generated revenues since inception and has an accumulated deficit of $74,068 as of November 30, 2011.  The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital, primarily from its shareholders, to fund operating expenses. The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), we are not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective due to a lack of segregation of duties and no audit committee.  As resources become available to our Company, we plan to begin to hire sufficient employees to maintain adequate internal controls to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We may become involved in material legal proceedings in the future.

ITEM 1A. RISK FACTORS

The Company's business is subject to the following Risk Factors:

General

We Have No Formal Contract To Source Glacial Water For Our Proposed Business.

Currently, we do not have a formal agreement to source glacial water for our proposed line of beverages. If we cannot secure an agreement to source glacial water our operations will be severely impaired. There can be no assurance that we will obtain an agreement that will be on terms that management deems sufficiently favorable. If we are unable to obtain an agreement for glacial water upon terms that management deems sufficiently favorable, or at all, it would have a material adverse impact upon our ability to conduct our business operations.

We Require Additional Capital In Order To Take The Necessary Steps To Commence Our Business.

We have budgeted the need for approximately $426,800 of additional funding during the next twelve months to commence our business operations and produce our initial product line as planned, which amount includes marketing expenses of up to $200,000. Currently, we do not have sufficient available funds to develop the marketing and advertising materials or fund other operating and general and administrative expenses necessary to commence our business. Further, the Company does not have the funds available to hire independent contractors. We plan to utilize funds available under a $50,000 line of credit with Aaron Suen, our Chief Executive Officer and Director, to pay the expenses associated with our reporting and operations expenses for the next approximately 12 months, provided that the amount available under such line of credit will not be sufficient for us to continue our business plan.  If we cannot secure additional financing, the start of our business and operations could be impaired by limitations on our access to capital. There can be no assurance that capital from outside sources will be available, or if such financing is available, that it will be on terms that management deems sufficiently favorable. If we are unable to obtain additional financing upon terms that management deems sufficiently favorable, or at all, it would have a material adverse impact upon our ability to commence our business operations and pursue our expansion strategy. We have had no operations to date and did not generate any revenues during the years ended February 28, 2011 and 2010 or for the nine months ended November 30, 2011. In the event we do not raise additional capital from conventional sources, it is likely that we may need to scale back or curtail implementing our business plan, which could cause any securities in the Company to be worthless.

Shareholders Who Hold Unregistered Shares Of Our Common Stock Are Subject To Resale Restrictions Pursuant To Rule 144, Due To Our Status As A “Shell Company.”

Pursuant to Rule 144 of the Securities Act of 1933, as amended (“Rule 144”), a “shell company” is defined as a company that has no or nominal operations; and, either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets.  As such, we are a “shell company” pursuant to Rule 144, and as such, sales of our securities pursuant to Rule 144 are not able to be made until 1) we have ceased to be a “shell company”; 2) we are subject to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and have filed all of our required periodic reports for at least the previous one year period prior to any sale pursuant to Rule 144; and a period of at least twelve months has elapsed from the date “Form 10 information” (i.e., information similar to that which would be found in a Form 10 Registration statement filing with the SEC) has been filed with the Commission reflecting the Company’s status as a non-“shell company.”  Because none of our non-registered securities can be sold pursuant to Rule 144, until at least a year after we cease to be a “shell company”, any non-registered securities we sell in the future or issue to consultants or employees, in consideration for services rendered or for any other purpose will have no liquidity until and unless such securities are registered with the Commission and/or until a year after we cease to be a “shell company” and have complied with the other requirements of Rule 144, as described above.  As a result, it may be harder for us to fund our operations and pay our consultants with our securities instead of cash.  Furthermore, it will be harder for us to raise funding through the sale of debt or equity securities unless we agree to register such securities with the Commission, which could cause us to expend additional resources in the future.  Our status as a “shell company” could prevent us from raising additional funds, engaging consultants, and using our securities to pay for any acquisitions (although none are currently planned), which could cause the value of our securities, if any, to decline in value or become worthless.

We Have Generated No Revenues And Have No Operations To Date

The Company has generated no revenues since its inception on March 31, 2008, and currently has no operations. Furthermore, the Company anticipates its expenses increasing due to the Company’s status as a fully reporting company with the Securities and Exchange Commission. We can make no assurances that we will be able to generate any revenues in the future, that we will have sufficient funding to support our operations and pay our expenses and/or that we will be able to gain customers in the future to build our business operations. In the event we are unable to generate revenues and/or support our operations, we will be forced to curtail and/or abandon our current business plan and any investment in the Company could become worthless.

The Success Of The Company Depends Heavily On Aaron Suen And His Industry Contacts.

The success of the Company will depend on the abilities of Aaron Suen, the President and Chief Executive Officer of the Company, to generate business from his existing contacts and relationships within the food and beverage industry. The loss of Mr. Suen will have a material adverse effect on the business, results of operations (if any) and financial condition of the Company. In addition, the loss of Mr. Suen may force the Company to seek a replacement who may have less experience, fewer contacts, or less understanding of the business. Further, we can make no assurances that we will be able to find a suitable replacement for Mr. Suen, which could force the Company to curtail its operations and/or cause any investment in the Company to become worthless. The Company does not have an employment agreement with Mr. Suen or any key man insurance on Mr. Suen.

Our “Affiliates” Exercise Majority Voting Control Over The Company And Therefore Exercise Control Over Corporate Decisions Including The Appointment Of New Directors.

Aaron Suen, our President and Director, can vote an aggregate of 2,500,000 shares of our common stock, currently equal to 44.7% of our outstanding common stock, and Candice Suen our Vice President of Operations and Director, can vote an aggregate of 2,500,000 shares of our common stock, currently equal to 44.7% of our outstanding common stock. Therefore, Mr. Suen and Ms. Suen, our “affiliates” can currently vote 89% of our outstanding shares of common stock and therefore exercise control in determining the outcome of all corporate transactions or other matters, including the election and removal of Directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. Any investors who purchase shares will be minority shareholders and as such will have little to no say in the direction of the Company and the election of Directors. Additionally, it will be difficult if not impossible for investors to remove Mr. Suen or Ms. Suen as a Director of the Company, which will mean they will remain in control of who serves as officers of the Company as well as whether any changes are made in the Board of Directors. As a potential investor in the Company, you should keep in mind that even if you own shares of the Company's Common Stock and wish to vote them at annual or special shareholder meetings, your shares will likely have little effect on the outcome of corporate decisions.

Our Officers And Directors Have Other Employment Outside Of The Company, And As Such, May Not Be Able To Devote Sufficient Time To Our Operations.

Aaron Suen and Candice Suen, our only officers and Directors, currently have employment outside of the Company. Mr. Suen currently spends approximately 20 hours per week on Company matters. Ms. Suen serves as Vice President of Operations and Director of the Company, and spends approximately 5 hours per week on Company matters. As such Mr. Suen and Ms. Suen may not be able to devote a sufficient amount of time to our operations. This may be exacerbated by the fact that Aaron Suen and Candice Suen are currently our only officers and Directors.  If Mr. Suen and Ms. Suen are not able to spend a sufficient amount of their available time on our operations, we may never gain any clients, may not ever generate any revenue and/or any investment in the Company could become worthless.

Our Lack Of An Operating History Makes It Difficult To Forecast Our Future Results, Making Any Investment In Us Highly Speculative.

We have no operating history, and as such, our historical financial and operating information is of limited value in predicting our future operating results. We may not accurately forecast customer behavior and recognize or respond to emerging trends, changing preferences or competitive factors facing us, and, therefore, we may fail to make accurate financial forecasts. Our current and future expense levels are based largely on our investment plans and estimates of future revenue. As a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfall, which could then force us to curtail or cease our business operations.

Our Losses Raise Substantial Doubt As To Whether We Can Continue As A Going Concern.

We had negative working capital of $9,568 as of November 30, 2011 and cumulative operating losses through November 30, 2011 of $74,068. These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot generate revenues, obtain additional financing and/or attain profitable operations. As such, our independent auditors have raised substantial doubt as to our ability to continue as a going concern in their audited financial statements attached hereto. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment in us could become devalued or worthless.

Our Industry Is Highly Competitive.

The functional beverage industry is highly competitive and fragmented. The Company expects competition to intensify in the future. The Company competes in its market with numerous national and regional companies, many of which have substantially greater financial, managerial and other resources than those presently available to the Company. Numerous well-established companies are focusing significant resources on functional beverage product lines that currently compete and will compete with the Company's products in the future. The Company can make no assurance that it will be able to effectively compete with these other companies or that competitive pressures, including possible downward pressure on the prices we charge for our products, will not arise. In the event that the Company cannot effectively compete on a continuing basis or competitive pressures arise, such inability to compete or competitive pressures will have a material adverse effect on the Company’s business, results of operations and financial condition.

Our Growth Will Place Significant Strains On Our Resources.

Since inception on March 31, 2008, the Company has had little to no operations. The Company is currently in the development stage, with no operations, and has not generated any revenues since inception. The Company's growth, if any, is expected to place a significant strain on the Company's managerial, operational and financial resources as the Company currently has only two employees and the Company will likely continue to have limited employees in the future. Furthermore, assuming the Company releases its products and establishes a customer base, it will be required to manage multiple relationships with various distributors and other third parties. These requirements will be exacerbated in the event of further growth of the Company or in the number of its distribution contracts. There can be no assurance that the Company's systems, procedures or controls will be adequate to support the Company's operations or that the Company will be able to achieve the rapid execution necessary to successfully offer its services and implement its business plan. The Company's future operating results, if any, will also depend on its ability to add additional personnel commensurate with the growth of its business, if any. If the Company is unable to manage growth effectively, the Company's business, results of operations and financial condition will be adversely affected.

There Is Uncertainty As To Our Ability To Enforce Civil Liabilities Both In And Outside Of The United States Due To The Fact That Our Officers, Directors And Certain Of Our Assets Are Not Located In The United States.

Our principal office location is located in Hong Kong, and not in the United States. Additionally, our officers and Directors are not located in the United States, and our current assets and certain of our proposed operations are anticipated to take place in locations other than the United States. As a result, it may be difficult for shareholders to effect service of process within the United States on us or our officers and Directors. In addition, investors may have difficulty enforcing judgments based upon the civil liability provisions of the securities laws of the Unites States or any state thereof, both in and outside of the United States.

We May Face Increased Costs Due To The Fact That We Plan To Harvest Water From Glaciers Which Are Located In Cold Weather Climates Far From Our Base Of Operations In Hong Kong.

As there are no glacial sources located in Hong Kong, where our principal business location is located, we will face difficulties and expenses associated with locating a suitable glacial source for our water, harvesting such water, and transporting such water to bottling plants we may contract with in the future via barge.  These expenses could significantly increase our cost of production and shipping costs and could also make it more difficult to supervise and provide quality control over the process of harvesting the water we plan to use in our products, which in turn could cause us to expend additional resources purifying such water before it is able to be used.  If we are unable to locate a glacier suitable for supplying our water, unable to enter into agreements to harvest such water; such glacier is located a significant distance from shipping channels; or we are unable to monitor the quality control of the harvesting process, we could be forced to expend additional funds and it would become significantly more costly to produce our planned products.  This could force us to curtail our business plan or cease our operations, which could cause any investment in the Company to become devalued or worthless.

Our Bylaws Limit The Liability Of, And Provide Indemnification For, Our Officers And Directors.

Our Bylaws, provide that every person who was or is a party or is threatened to be made a party to or is involved in any action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he or a person of whom he is the legal representative is or was a Director or officer of the Company is or was serving at the request of the Company or for its benefit as a Director or officer of another corporation, or as its representative in a partnership, joint venture, trust or other enterprise, shall be indemnified and held harmless to the fullest extent legally permissible under the general corporation law of the State of Nevada from time to time against all expenses, liability and loss (including attorneys’ fees, judgments, fines and amounts paid or to be paid in settlement) reasonably incurred or suffered by him in connection therewith. Thus, the Company may be prevented from recovering damages for certain alleged errors or omissions by the officers and Directors for liabilities incurred in connection with their good faith acts for the Company. Such an indemnification payment might deplete the Company's assets. Stockholders who have questions respecting the fiduciary obligations of the officers and Directors of the Company should consult with independent legal counsel. It is the position of the Securities and Exchange Commission that exculpation from and indemnification for liabilities arising under the Exchange Act and the rules and regulations thereunder is against public policy and therefore unenforceable.

 We Incur Significant Costs As A Result Of Operating As A Fully Reporting Company And Our Management Is Required To Devote Substantial Time To Compliance Initiatives.

We incur significant legal, accounting and other expenses in connection with our status as a fully reporting public company. Specifically, we are required to prepare and file annual, quarterly and current reports with the Securities and Exchange Commission (SEC).   Furthermore, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and rules subsequently implemented by the SEC have imposed various new requirements on public companies, including requiring changes in corporate governance practices.  As a result, our management and other personnel are required to devote a substantial amount of time and resources to the preparation of required filings with the SEC and SEC compliance initiatives. Moreover, these filing obligations, rules and regulations increase our legal and financial compliance costs and quarterly expenses and make some activities more time-consuming and costly than they would be if we were a private company. In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. Our testing may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses.  The costs and expenses of compliance with SEC rules and our filing obligations with the SEC, or our identification of deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, could materially adversely affect our results of operations or cause the market price of our stock to decline in value.

Risks Relating To the Company’s Securities

We Have Never Issued Cash Dividends In Connection With Our Common Stock And Have No Plans To Issue Dividends In The Future.

We have paid no cash dividends on our common stock to date and it is not anticipated that any cash dividends will be paid to holders of our common stock in the foreseeable future. While our dividend policy will be based on the operating results and capital needs of our business, it is anticipated that any earnings will be retained to finance our future expansion.

Shareholders May Be Diluted Significantly Through Our Efforts To Obtain Financing And Satisfy Obligations Through The Issuance Of Additional Shares Of Our Common Stock.

We have no committed source of financing other than the Line of Credit (described above). Wherever possible, our Board of Directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our Board of Directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares of common stock. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of the Company because the shares may be issued to parties or entities committed to supporting existing management.

Investors May Face Significant Restrictions On The Resale Of Our Common Stock Due To Federal Regulations Of Penny Stocks.

Our common stock will be subject to the requirements of Rule 15g-9, promulgated under the Securities Exchange Act as long as the price of our common stock is below $5.00 per share. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990, also requires additional disclosure in connection with any trades involving a stock defined as a penny stock. Generally, the Commission defines a penny stock as any equity security not traded on an exchange or quoted on NASDAQ that has a market price of less than $5.00 per share. The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirements could severely limit the market liquidity of the securities and the ability of purchasers to sell their securities in the secondary market.

In addition, various state securities laws impose restrictions on transferring "penny stocks" and as a result, investors in the common stock may have their ability to sell their shares of common stock impaired.

Because We Are Not Subject To Compliance With Rules Requiring The Adoption Of Certain Corporate Governance Measures, Our Stockholders Have Limited Protections Against Interested Director Transactions, Conflicts Of Interest And Similar Matters.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the Nasdaq Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities that are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than legally required, we have not yet adopted these measures.

Because our Directors are not independent directors, we do not currently have independent audit or compensation committees. As a result, our Directors have the ability to, among other things, determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and any potential investors may be reluctant to provide us with funds necessary to expand our operations.

We intend to comply with all corporate governance measures relating to director independence as and when required. However, we may find it very difficult or be unable to attract and retain qualified officers, Directors and members of board committees required to provide for our effective management as a result of the Sarbanes-Oxley Act of 2002. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of Directors and executive officers. The perceived increased personal risk associated with these recent changes may make it more costly or deter qualified individuals from accepting these roles.

We Do Not Currently Have A Public Market For Our Securities. If There Is A Market For Our Securities In The Future, Such Market May Be Volatile And Illiquid.

There is currently no public market for our common stock. In the future, we hope to quote our securities on the Over-The-Counter Bulletin Board (“OTCBB”). However, we can make no assurances that there will be a public market for our common stock in the future. If there is a market for our common stock in the future, we anticipate that such market would be illiquid and would be subject to wide fluctuations in response to several factors, including, but not limited to:

(1)	actual or anticipated variations in our results of operations;
(2)	our ability or inability to generate new revenues;
(3)	the number of shares in our public float;
(4)	increased competition; and
(5)	conditions and trends in the market for food and beverages.

Furthermore, if our common stock becomes quoted on the OTCBB in the future, of which there can be no assurance, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. Additionally, moving forward we anticipate having a very limited number of shares in our public float, and as a result, there could be extreme fluctuations in the price of our common stock. Further, due to the limited volume of our shares which trade and our limited public float, we believe that our stock prices (bid, ask, and closing prices) are entirely arbitrary, are not related to the actual value of the Company, and do not reflect the actual value of our common stock (and in fact reflect a value that is much higher than the actual value of our common stock). Shareholders and potential investors in our common stock should exercise caution before making an investment in the Company, and should not rely on the publicly quoted or traded stock prices in determining our common stock value, but should instead determine value of our common stock based on the information contained in the Company's public reports, industry information, and those business valuation methods commonly used to value private companies.

Nevada Law And Our Articles Of Incorporation Authorize Us To Issue Shares Of Common Stock, Which Shares May Cause Substantial Dilution To Our Shareholders.

Pursuant to our Articles of Incorporation, we have 30,000,000 shares of common stock authorized. As of the date of this filing, we had 5,595,000 shares of common stock issued and outstanding. As a result, our Board of Directors has the ability to issue a large number of additional shares of common stock without shareholder approval, which if issued would cause substantial dilution to our then shareholders. As a result, the issuance of shares of common stock may cause the value of our securities to decrease and/or become worthless.

If Our Common Stock Is Not Approved For Quotation On The Over-The-Counter Bulletin Board, Our Common Stock May Not Be Publicly Traded, Which Could Make It Difficult To Sell Shares Of Our Common Stock And/Or Cause The Value Of Our Common Stock To Decline In Value.

In order to have our common stock quoted on the OTCBB, which is our current plan, we need to engage a market maker (who has been engaged to date), who will file a Form 15c2-11 with the Financial Industry Regulatory Authority ("FINRA"). We will also need to clear FINRA comments to obtain a trading symbol on the OTCBB. Assuming we clear FINRA comments, of which we can provide no assurances, we anticipate receiving a trading symbol and having our shares of common stock quoted on the OTCBB in approximately one (1) to two (2) months. In the event our Form 15c2-11 is not approved by FINRA, we plan to file a 15c2-11 to quote our shares of common stock on the Pink Sheets. If we are not cleared to have our securities quoted on the OTCBB and/or are not cleared for trading on the Pink Sheets, there will be no public market for our common stock and it could be difficult for our then shareholders to sell shares of common stock which they own. As a result, the value of our common stock will likely be less than it would otherwise due to the difficulty shareholders will have in selling their shares. If we are unable to obtain clearance to quote our securities on the OTCBB and/or the Pink Sheets, it will be difficult for us to raise capital and we could be forced to curtail or abandon our business operations, and as a result, the value of our common stock could become worthless.

State Securities Laws May Limit Secondary Trading, Which May Restrict The States In Which And Conditions Under Which You Can Sell Shares.

Secondary trading in our common stock may not be possible in any state until the common stock is qualified for sale under the applicable securities laws of the state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in the state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of, the common stock in any particular state, the common stock cannot be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our common stock, the liquidity for the common stock could be significantly impacted.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation (incorporated by reference to the Registration statement filed on Form S-1 on December 24, 2009)

3.2	Bylaws (incorporated by reference to the Registration statement filed on Form S-1 on December 24, 2009)

10.1	Revolving Line of Credit with Aaron Suen (incorporated by reference to the Registration statement filed on Form S-1/A on July 11, 2011)

10.2	Promissory Note with Aaron Suen ($10,000)(incorporated by reference to the Registration statement filed on Form S-1/A on September 30, 2011)
10.3*	First Amendment to Revolving Line of Credit with Aaron Suen
31*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIM BEVERAGE, INC.

DATED: April 16, 2012	By:	/s/ Aaron Suen
Aaron Suen
Chief Executive Officer (Principal Executive Officer), and Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation (incorporated by reference to the Registration statement filed on Form S-1 on December 24, 2009)

3.2	Bylaws (incorporated by reference to the Registration statement filed on Form S-1 on December 24, 2009)

10.1	Revolving Line of Credit with Aaron Suen (incorporated by reference to the Registration statement filed on Form S-1/A on July 11, 2011)

10.2	Promissory Note with Aaron Suen ($10,000)(incorporated by reference to the Registration statement filed on Form S-1/A on September 30, 2011)
10.3*	First Amendment to Revolving Line of Credit with Aaron Suen
31*	Certificate of the Principal Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certificate of the Principal Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.