Form 10-K
period 2012-02-29
VIM BEVERAGE, INC.
filed 2012-06-13
CIK 1478087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Commission File Number: 333-164033

———————
VIM BEVERAGE, INC.
(Exact name of registrant as specified in its charter)
———————

NEVADA	26-1855590
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1301 Bank of America Tower, Suite 1132 12 Harcourt Road, Central Hong Kong	N/A
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 852 2115 9628

Securities registered pursuant to Section 12(b) of the Act:

None.

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes   ☒ No ☐

The issuer's revenues for the most recent fiscal year ended February 29, 2012 were $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $0, as there was no public market for the registrants common stock as of August 31, 2011.

At June 12, 2012, there were 5,595,000 shares of the Issuer's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

NONE.

FORM 10-K

FOR THE FISCAL YEAR ENDED FEBRUARY 29, 2012

TABLE OF CONTENTS

Part I

Part II

Part III

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Report contains forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements include the information concerning our future financial performance, business strategy, projected plans and objectives. These factors include, among others, the factors set forth below under the heading "Risk Factors." although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Most of these factors are difficult to predict accurately and are generally beyond our control. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Report. These factors include:

•	Risk relating to our ability to secure glacial water for our planned products;
•	Our need for additional capital to commence our operations;
•	Our dependence on our officers and Directors and their contacts;
•	The fact that our officers and Directors exercise majority voting control over the Company;
•	The fact that our officers and Directors have employment outside of the Company;
•	Our lack of operating history;
•	Our substantial losses to date;
•	The competiveness of our industry;
•	Our ability to grow our operations;
•	The ability of our shareholders to enforce civil liabilities in the U.S. and outside of the U.S.;
•	The substantial costs associated with operating as a publicly reporting company;
•	Dilution due to actions we may take in the future to raise financing;
•	Volatility in the market for our common stock; and
•	Other risk factors included under “Risk Factors” in this Report.

You should read the matters described in “Risk Factors” and the other cautionary statements made in this Report as being applicable to all related forward-looking statements wherever they appear in this Report. We cannot assure you that the forward-looking statements in this Report will prove to be accurate and therefore prospective investors are encouraged not to place undue reliance on forward-looking statements. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

In this Annual Report on Form 10-K, we may rely on and refer to information regarding the United States and global market for beverages, which come from market research reports, analyst reports and other publicly available information.  Although we believe that this information is reliable, we cannot guarantee the accuracy and completeness of this information, and we have not independently verified any of it.

References in this Annual Report on Form 10-K, unless another date is stated, are to February 29, 2012. As used herein, the "Company," “VIM,” “Vim Beverage”, "we," "us," "our" and words of similar meaning refer to Vim Beverage, Inc.

ITEM 1. Business

History

We were incorporated as a Nevada corporation on March 31, 2008. We have had no material operations to date. Moving forward, we intend to manufacture and formulate for sale, bottled water, vitamin enhanced flavored water, and a unique concentrated energy water. It is our intention to develop a business concept that blends health nutrition, lifestyle, and water, in one complete package with unique design and marketing elements. We anticipate gathering our water, which will be the basis of all our products, from a glacial source, however, we do not currently have any agreements in place relating to the acquisition or extraction of such water or the location of such source. We also plan to concentrate on producing water with extremely low total dissolved solids. We plan to market our product line as an alternative to sugar-laden sodas and fruit juices.

As there are no glacial sources located in Hong Kong, where our principal business is located, we will face difficulties and expenses associated with locating a suitable glacial source for our water, harvesting such water, and transporting such water to bottling plants we may contract with in the future via barge.  These expenses could significantly increase our cost of production and shipping costs and could also make it more difficult to supervise and provide quality control over the process of harvesting the water we plan to use in our products, which in turn could cause us to expend additional resources purifying such water before it is able to be used.

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

Marketing Plan

Our proposed marketing plan has three goals:

1.	Provide proper nutritional benefit for our products

To achieve this goal, once we have sufficient available funds, we plan to hire a panel of authorities on nutrition and health medicine to ensure our planned products provide real health benefit to our customers.

2.	Offer great tasting all natural flavors

We plan to introduce flavor profiles that can be considered exotic but are consumed quite often in Asia and are still yet to be fully discovered in the Americas. Our flavors are planned to include:

	Aloe Vera	Mandarin Orange and Kumquat
	Blueberry, Acai, and Pomegranate	Mangosteen
	Carambola (Star fruit)	Nashi Pear
	Guava	Passion Fruit
Lychee

3.	Be unique

Our packaging is planned to be designed to be eye catching to consumers and different from the packaging of our competitors. We also plan to periodically introduce limited edition custom flavors of products with accompanying packaging.

We believe that today’s health conscious consumers are shifting away from beverage products that offer little nutritional value and have high sugar contents. We believe they are choosing healthier options, in particular bottled and enhanced water, like those we plan to produce. Water offers many health benefits, including the cleansing and flushing of your body’s system, hydration and increased energy.

We anticipate that, assuming we are able to successfully produce our planned products, we will have two broad types of customers of our products: (a) existing consumers of bottled water and (b) switchers, who switch from consumers of other products to become consumers of bottled water (such as our planned products). Existing consumers are those that currently drink bottled water or enhanced/functional beverages made by our competitors. We do not currently have any existing customers to date as we do not have any operations or products to date. We believe these consumers are health orientated, active, and are the early adopters. They are up to date on the latest trends and/or are creating new ones. The switchers are consumers that take a slower approach. They like to see what the existing consumers are doing, are less impulsive and tend to follow the lead.

Existing consumers of bottled water are only half our intended market. We believe that our competitors in the functional beverage market do not focus enough on “switchers.” We plan to focus our marketing efforts on those consumers currently consuming beverage products other than bottled water and bottled water type products.  Our geographical focus is planned to initially be aimed at U.S./Canada and China/Japan/Korea markets, however, our actual initial marketing and distribution efforts will be dependent on several factors including where we ultimately harvest water from and where the bottling plans we plan to enter into agreements with are located.

Guerilla Marketing

We believe guerilla marketing to be the most effective way to reach our target consumers. Guerilla marketing is a way to go after conventional goals using unconventional means. In other words, it means investing time, energy, imagination and information instead of money. The whole concept of guerrilla marketing is marketing that is distinctly different than traditional marketing, which is extremely costly. Our marketing efforts are planned to include street teams or our future staff handing out samples. We may also choose to hand out or provide free stickers and posters, as well as the extensive use of social networking sites such as MySpace and Facebook. We believe that this style of marketing will permit us to market our future products in the most effective way with the limited funds we will have available.

Co-branding

We also plan to collaborate with companies that share our vision and our culture. While we hope to enter into co-branding collaborations with multiple companies in the future, there are no assurances that we will be successful in any of these co-branding endeavors. We have no such co-branding agreements at this time.

Sporting Events

We also plan to market our products in the skateboarding industry. It’s our opinion that skateboarding has helped shape popular culture and has influenced other extreme sports categories. Its non-competitive attitude is something we embrace and we feel that this is the perfect environment for first time adopters. We believe that future sponsorship of skateboarding competitions will provide a cost effective grassroots campaign for our products and will provide an excellent way for us to target new consumers. We have no sponsorship agreements in place at this time.

Trade Shows/Promotions

We believe promotion and education will be a key factor in the success of our products. Point of sale materials and sampling are planned to be used in retail environments. We intend to hire a “street” team that will visit colleges and key high traffic locations across certain cities and distribute free samples of our products. We also plan to attend all major trade shows including Beverage Forum, International Bottled Water Association, NACS, and Natural Products Expo.

Design and Packaging

Funding permitting, and after such time as we have agreements in place to produce products, we intend to retain and engage a marketing and design firm to design a logo and label for us.  We do not currently have any agreements in place with any design or marketing firms, nor do we currently have sufficient funds to engage such firms.

Competition

The competition in the bottled water industry is highly competitive. Our competition will include two of the largest soft drink bottlers in the world: PepsiCo Inc. which owns Aquafina, Gatorade, and SoBe Lifewater and The Coca-Cola Company which owns Dasani, Powerade and Vitaminwater.

Additionally, two established companies that will provide direct competition to our proposed product line are Nestle and Clearly Canadian. Nestle owns Poland Spring, Arrowhead and Pure Life, and currently has a small beverage portfolio but it is the leader in bottled water sales with a 35 percent share of the U.S. market (as reported by Nestle Waters in its “Nestle Waters North America At A Glance 2009” report at the website http://www.nestle-watersna.com/pdf/At_A_Glance_2009.pdf, last retrieved March 4, 2011).

We will also compete with a unique company from Canada called Clearly Canadian Beverage Corporation, which has been around since 1988 and was one of the first to introduce flavored water. Clearly Canadian has revamped their whole product line for 2006, now including enhanced waters as well as their original sparkling water beverages.

Finally, we will have competition from many startups just like us including: Base Concept, Function Drinks, Hint, O beverages, and Penta Water Company. Currently the market share of these startup competitors are small but increasing as grocers added their products to such grocers alternative beverage sections.

Competition in the bottle water and beverage markets is generally accomplished through advertising of products, design of product labels and brand names and ultimately consumer’s preferences for the taste of different products, as well as product pricing.  As described above, the Company hopes to produce a product which has a taste that appeals to consumers, is not priced outside of the range of its competitors’ products, and has a label and bottle design which is unique.  Furthermore, the Company hopes to be able to market its products and eventually build its brand name in the marketplace.  Currently, as the Company has not produced any products or entered into any definitive agreements to date, it has no position in the marketplace and as described above, will have a difficult time competing against larger companies with greater resources and greater brand recognition moving forward.

Analyzing the Competition

We face formidable competition from the competitors described above, however in our opinion there is enough room in the market to support multiple functional beverage producers such as the Company. The companies listed above have had great success in the marketplace and continue to grow their offerings. However, we believe we have a different product to offer to the marketplace.

We believe our planned products will be able to compete with our competitors’ products based on flavor, taste and additives, such as antioxidants and vitamins. However, our competitors are much larger than us and have much greater financial resources, and as such, we may not be able to effectively compete against such competitors.

Manufacturing

Flavor will be a vital part of our planned product line, therefore we intend to contract with the best flavor companies in the industry to custom develop our flavor profiles. We have no agreements in place at this time.

The location which our products will be produced at will depend on various factors including, where we obtain water from for our planned bottled water and flavored water products and which companies offer us the most competitive offers for entering into production, manufacturing and bottling agreements.  As such, and because of the fact that the Company is currently in the development stage, the Company is unclear where its planned products will ultimately be produced.

Distribution

U.S./Canada Distribution

We intend to retain a distributor to target small retailers. These smaller retailers include corner stores, hotels, cafes, and gyms. If and when exposure increases we intend to target specialty grocery chains whose niche customers are health orientated and tend to spend more on quality products. By the end of year two we hope to have our products carried in major national grocers. We have no agreement with a distributor at this time.

Asia Distribution

We may contract with and supply products to Bite Limited in the future, which our officers and Directors serve as Directors of.  Bite Limited operates approximately 10 food and beverage establishments strategically located in upscale grocers, department stores, and malls in Hong Kong and Korea. We do not currently have any agreements in place with Bite Limited.

Pricing

We believe we will need to pursue “premium” product positioning in order to operate profitably in our market. We anticipate that the cost of goods will go down as manufacturing volumes increase but we have no assurance that volume will increase or cost of goods will decrease if volume does increase. We have not generated any profits or sold any products as of the date of this report.

Industry & Market Trends

The bottled/enhanced water segment is one of the fastest growing beverage categories due to the fact that consumers are seeking out healthier alternatives to soft drinks. Research from Beverage Digest, an industry trade journal, stated that plain and enhanced water were set to drive nearly a third of the beverage industry's growth through 2009, and the Company believes that there is still a strong market for bottled/enhanced water products such as its planned products. (Shepherd, Lauren. “Market Spotlight: Bottled Water”, associated press, reprinted by Forbes.com, June 19, 2007, last retrieved June 19, 2007).

Global consumption of bottled water increased over 50% between 1999 and 2004, with the United States representing the largest consumer of bottled water worldwide.  However, some of the largest increases in bottled water consumption have occurred in developing countries, including India, which nearly tripled its consumption, while China more than doubled its consumption between 1999 and 2004. (Finfacts Ireland, “US study says bottled water consumption which has more than doubled globally in the last six years, is a natural resource that is heavily taxing the world's ecosystem”, February 13, 2006, last updated December 19, 2007, last retrieved March 4, 2011).

The market for bottled water in the United States totaled $10 billion in 2009, with over 8.4 billion gallons of water sold, which equated to over 27.6 gallons of water per person in the United States.  The global market for bottled water totaled approximately 53 million gallons in 2009, up 5.5% from 2004 (Beverage Marking Corporation, as reported by the International Bottled Water Association in its 2009 Market Report Filings, last retrieved March 16, 2011).

Intellectual Property

VIM Beverage, Inc. owns the rights to the registered internet domain names “www.vimbev.com”, and “www.vimbeverage.com”, however, such websites are not currently operational and the Company does not anticipate that such websites will be operational until the Company can raise additional funds, if ever. The Company does not own any patents or licenses related to its products or services or any copyrights or trademarks.

Employees

As of the date of this report, we have only two employees, Aaron Suen and Candice Suen, both of whom are not paid any salary or accruing any salary. Currently, Mr. Suen is the Company’s Chief Executive Officer, President, Secretary and Director; Ms. Suen is the Company’s Vice President of Operations and Director; and will be responsible for Asian marketing for the Company. Mr. Suen and Ms. Suen both have employment separate from the Company’s operations, and therefore they are only able to spend a limited amount of time on the Company’s operations. The Company does not have an employment agreement with Mr. Suen or Ms. Suen. Ms. Suen is the sister of Mr. Suen.

Description of Property

The Company’s President and Director, Aaron Suen currently supplies the Company the use of office space in his home free of charge. The office space encompasses approximately 200 square feet. Neither the Company nor Mr. Suen currently have any plans of seeking alternative arrangements for the Company’s office space and/or changing the terms of the Company’s use of such office space.

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

We hope to raise the funding required to commence production and marketing of our initial product line through sales of debt and equity securities moving forward.  On May 2, 2012, our common stock was approved for quotation on the Over-The-Counter Bulletin Board (the “OTCBB”) under the symbol “VIMB”, provided that no shares of our common stock have traded to date.  We believe that investors will be more willing to invest in the Company now that there is a public market for our common stock and that we are a reporting company with the SEC.  In the event we are unable raise funds through the sale of debt or equity in the future we may seek traditional bank funding in order to raise the funding we will require as described above.

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

Without additional funding we will be unable to complete the above proposed stages. The lack of funding in this stage will affect our ability to produce products and generate revenues. We do not currently have any formal commitments or identified sources of additional capital from third parties or from our officers, Directors or majority shareholders other than the Line of Credit (described below under “Liquidity and Capital Resources”), which we anticipate being sufficient to pay our filing obligations and expenses for approximately the next 12 months, but will not be sufficient for us to begin our business plan or produce or market any products. We can provide no assurance that if we require additional financing, it will be available on favorable terms, if at all. If we are not able to raise the capital necessary to continue our business operations, we may be forced to abandon or curtail our business plan and/or suspend our business activities.

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

We Require Additional Capital In Order To Take The Necessary Steps To Commence Our Business.

We have budgeted the need for approximately $426,800 of additional funding during the next twelve months to commence our business operations and produce our initial product line as planned, which amount includes marketing expenses of up to $200,000. Currently, we do not have sufficient available funds to develop the marketing and advertising materials or fund other operating and general and administrative expenses necessary to commence our business. Further, the Company does not have the funds available to hire independent contractors. We plan to utilize funds available under a $50,000 line of credit with Aaron Suen, our Chief Executive Officer and Director, to pay the expenses associated with our reporting and operations expenses for the next approximately 12 months, provided that the amount available under such line of credit will not be sufficient for us to continue our business plan.  If we cannot secure additional financing, the start of our business and operations could be impaired by limitations on our access to capital. There can be no assurance that capital from outside sources will be available, or if such financing is available, that it will be on terms that management deems sufficiently favorable. If we are unable to obtain additional financing upon terms that management deems sufficiently favorable, or at all, it would have a material adverse impact upon our ability to commence our business operations and pursue our expansion strategy. We have had limited operations to date and did not generate any revenues during the years ended February 29, 2012 and February 28, 2011. In the event we do not raise additional capital from conventional sources, it is likely that we may need to scale back or curtail implementing our business plan, which could cause any securities in the Company to be worthless.

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

We Have Generated No Revenues And Have No Operations To Date

The Company has generated no revenues since its inception on March 31, 2008, and currently has limited operations. Furthermore, the Company anticipates its expenses increasing due to the Company’s status as a fully reporting company with the Securities and Exchange Commission. We can make no assurances that we will be able to generate any revenues in the future, that we will have sufficient funding to support our operations and pay our expenses and/or that we will be able to gain customers in the future to build our business operations. In the event we are unable to generate revenues and/or support our operations, we will be forced to curtail and/or abandon our current business plan and any investment in the Company could become worthless.

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

Our Losses Raise Substantial Doubt As To Whether We Can Continue As A Going Concern.

We had negative working capital of $20,988 as of February 29, 2012 and cumulative operating losses through February 29, 2012 of $85,488. These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot generate revenues, obtain additional financing and/or attain profitable operations. As such, our independent auditors have raised substantial doubt as to our ability to continue as a going concern in their audited financial statements attached hereto. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment in us could become devalued or worthless.

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

Our principal office location is located in Hong Kong, and not in the United States. Additionally, our officers and Directors are not located in the United States, and our current assets and certain of our proposed operations are anticipated to take place in locations other than the United States. As a result, it may be difficult for shareholders to effect service of process within the United States on us or our officers and Directors. In addition, investors may have difficulty enforcing judgments based upon the civil liability provisions of the securities laws of the United States or any state thereof, both in and outside of the United States.

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

We have no committed source of financing other than the Line of Credit (described below under “Liquidity and Capital Resources”). Wherever possible, our Board of Directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our Board of Directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares of common stock. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of the Company because the shares may be issued to parties or entities committed to supporting existing management.

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

In May 2012, we obtained quotation for our common stock on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol “VIMB.OB”; however, no shares of our common stock have traded to date and there is currently no public market for our common stock.  We can make no assurances that there will be a public market for our common stock in the future. If there is a market for our common stock in the future, we anticipate that such market would be illiquid and would be subject to wide fluctuations in response to several factors, including, but not limited to:

(1)	actual or anticipated variations in our results of operations;
(2)	our ability or inability to generate new revenues;
(3)	the number of shares in our public float;
(4)	increased competition; and
(5)	conditions and trends in the market for food and beverages.

Furthermore our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. Additionally, moving forward we anticipate having a very limited number of shares in our public float, and as a result, there could be extreme fluctuations in the price of our common stock. Shareholders and potential investors in our common stock should exercise caution before making an investment in the Company, and should not rely on the publicly quoted or traded stock prices in determining our common stock value, but should instead determine value of our common stock based on the information contained in the Company's public reports, industry information, and those business valuation methods commonly used to value private companies.

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

If We Are Late In Filing Our Quarterly Or Annual Reports With The Securities And Exchange Commission Or A Market Maker Fails To Quote Our Common Stock On The Over-The-Counter Bulletin Board For A Period Of More Than Four Days, We May Be De-Listed From The Over-The-Counter Bulletin Board.

Pursuant to Over-The-Counter Bulletin Board ("OTCBB") rules relating to the timely filing of periodic reports with the Securities and Exchange Commission (“SEC”), any OTCBB issuer which fails to file a periodic report (Form 10-Q or 10-K) by the due date of such report (not withstanding any extension granted to the issuer by the filing of a Form 12b-25), three times during any 24 month period is automatically de-listed from the OTCBB. Such removed issuer would not be re-eligible to be listed on the OTCBB for a period of one year, during which time any subsequent late filing would reset the one-year period of de-listing. Additionally, if a market maker fails to quote our common stock on the OTCBB for a period of more than four consecutive days, we will be automatically delisted from the OTCBB. If we are late in our filings three times in any 24 month and are de-listed from the OTCBB period or are automatically delisted for failure of a market maker to quote our stock, our securities may become worthless and we may be forced to curtail or abandon our business plan.

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

ITEM 1B. Unresolved Staff Comments

Not applicable.

ITEM 2. Properties

The Company’s President and Director, Aaron Suen, currently supplies the Company the use of office space in his home free of charge. The office space encompasses approximately 200 square feet. Neither the Company nor Mr. Suen currently have any plans of seeking alternative arrangements for the Company’s office space and/or changing the terms of the Company’s use of such office space.

ITEM 3. Legal Proceedings

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

ITEM 4. Mine Safety Disclosures.

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

While our common stock has recently been approved for quotation on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol “VIMB.OB”, no shares of common stock have traded and there is currently no active public market for our common stock.

The Company's common stock is considered a "penny stock" as defined in the Commission's rules promulgated under the Exchange Act (the “Rules”). The Commission's rules regarding penny stocks impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally persons with net worth in excess of $1,000,000, exclusive of residence, or an annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rules, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Thus the Rules affect the ability of broker-dealers to sell the Company's shares should they wish to do so because of the adverse effect that the Rules have upon liquidity of penny stocks. Unless the transaction is exempt under the Rules, under the Securities Enforcement Remedies and Penny Stock Reform Act of 1990, broker-dealers effecting customer transactions in penny stocks are required to provide their customers with (i) a risk disclosure document; (ii) disclosure of current bid and ask quotations if any; (iii) disclosure of the compensation of the broker-dealer and its sales personnel in the transaction; and (iv) monthly account statements showing the market value of each penny stock held in the customer's account. As a result of the penny stock rules, the market liquidity for the Company's securities may be severely adversely affected by limiting the ability of broker-dealers to sell the Company's securities and the ability of purchasers of the securities to resell them.

As of June 12, 2012, we had 5,595,000 shares of common stock issued and outstanding held by approximately 32 shareholders of record.

Dividends

We have never declared or paid any cash dividends on our common stock, and we do not anticipate paying any dividends in the foreseeable future.  We intend to devote any earnings to fund the operations and the development of our business.

Common Stock

Holders of shares of common stock are entitled to one vote per share on each matter submitted to a vote of shareholders. In the event of liquidation, holders of common stock are entitled to share pro rata in the distribution of assets remaining after payment of liabilities, if any. Holders of common stock have no cumulative voting rights, and, accordingly, the holders of a majority of the outstanding shares have the ability to elect all of the directors. Holders of common stock have no preemptive or other rights to subscribe for shares. Holders of common stock are entitled to such dividends as may be declared by the Board out of funds legally available therefore. The outstanding shares of common stock are validly issued, fully paid and non-assessable.

Recent Sale of Unregistered Securities

None.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Plan of Operation

Our plan of operation for the twelve months is to continue our filings with the Commission and attempt to raise additional funding through the sale of debt or equity securities to enable us to produce and market our first planned product line, VIM Pure (as described above) at a total estimated cost of $426,800, which funds we do not currently have.  We hope to be in a position to launch VIM Pure within four to six months of us being able to raise the $426,800 we believe we will require to produce and market VIM Pure.

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

Results of Operations

Years Ended February 29, 2012 and February 28, 2011

We did not generate any revenues during the year ended February 29, 2012 or the year ended February 28, 2011, and have not generated any revenues to date.

We incurred operating expenses in the amount of $33,217 for the year ended February 29, 2012, compared to $12,837 for the year ended February 28, 2011, an increase in operating expenses of $20,380 from the prior period.  Operating expenses for both periods consisted of general and administrative expenses.  The reason for the increase in operating expenses was mainly due to increased legal and accounting expenses and transfer agent expense for the year ended February 29, 2012.

We had interest expense of $855 for the year ended February 29, 2012, compared to no interest expense for the year ended February 28, 2011.  Interest expense was in connection with amounts owed on the Line of Credit, described below.

We had a net loss of $34,072 for the year ended February 29, 2012, compared to a net loss of $12,837 for the year ended February 28, 2011, an increase in net loss of $21,235 from the prior period.

Liquidity and Capital Resources

We have not generated any revenues from our proposed business operations to date.

We had total assets, consisting solely of current asset of cash of $7,865 as of February 29, 2012.

We had total liabilities consisting solely of current liabilities of $28,853 as of February 29, 2012, which included $2,998 of accounts payable and accrued liabilities, $25,000 of amounts borrowed under the Line of Credit and $855 of accrued and unpaid interest on the Line of Credit.

We had negative working capital of $20,988 and a total accumulated deficit of $85,488 as of February 29, 2012.

We had net cash flows used in operating activities of $31,524 for the year ended February 29, 2012, which included $34,072 of net loss offset by $855 of increase in accrued interest on Line of Credit and $1,693 of increase of accounts payable and accrued liabilities.

We had $25,000 of net cash from financing activities for the year ended February 29, 2012, which was solely due to $25,000 borrowed under the Line of Credit.

We sold 5,000,000 shares of common stock to two purchasers in March 2008. The purchasers purchased the shares at a price of $0.001 per common share for total cash consideration of $2,500 each.

We sold 595,000 shares of common stock through a private placement to accredited investors from March 2008 to February 2009 and raised $59,500 at $0.10 per share.

In March 2011, we entered into a Revolving Line of Credit Agreement with Aaron Suen, our Chief Executive Officer and Director, who agreed to loan us up to $50,000 under a Revolving Line of Credit (the “Line of Credit”) as requested by the Company from time to time (on a revolving basis)(each an “Advance”) until March 25, 2012, pursuant to the terms of the Line of Credit, which Line of Credit was subsequently extended until December 31, 2012.  Any amounts borrowed under the Line of Credit will be evidenced by a separate promissory note (each a “Note”) and bear interest at the rate of 12% per annum, provided that if an event of default occurs (as provided in the Line of Credit or the Note), such outstanding amount bears interest at the rate of 15% per annum until paid in full.  The maturity date of each Note was originally March 25, 2012, but was extended until December 31, 2012 in connection with the First Amendment to Revolving Line of Credit.  The Company had borrowed $25,000 under the Line of Credit as of February 29, 2012 and had borrowed $30,000 under the Line of Credit as of the date of this report.   We plan to utilize the Line of Credit to pay our reporting and operations expenses for the next approximately 12 months, provided that the amount available under such Line of Credit will not be sufficient for us to continue our business plan or begin our operations as discussed above.

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

Our plan of operation for the next twelve months is to continue our filings with the Commission and attempt to raise additional funding through the sale of debt or equity securities to enable us to produce our first planned product line, VIM Pure (as described above) at a total estimated cost of $426,800, which funds we do not currently have.  We plan to use funds available from our Line of Credit to support our operations and pay the filing expenses associated with our filings with the Commission for approximately the next 12 months, or until we are able to raise sufficient funding to continue our business plan and begin the production of our first product line. If we are unable to raise adequate working capital for the remainder of 2012 and 2013, we will be restricted in the implementation of our business plan, the production of our planned products may be delayed, and we may be forced to abandon our current business plan.

GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern.  However, the Company has not generated revenues since inception and has an accumulated deficit of $85,488 as of February 29, 2012.  The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 8. Financial Statements and Supplementary Data

TABLE OF CONTENTS TO FINANCIAL STATEMENTS

Page
Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of February 29, 2012 and February 28, 2011	F-3

Statements of Operations for the years ended February 29, 2012 and February 28, 2011, and the period from March 31, 2008 (inception) through February 29, 2012	F-4

Statement of Cash Flows for the years ended February 29, 2012 and February 28, 2011, and the period from March 31, 2008 (inception) through February 29, 2012	F-5

Statement of Shareholders’ Equity (Deficit) for the period from March 31, 2008 (inception) through February 29, 2012	F-6

Notes to Financial Statements	F-7

LBB & ASSOCIATES LTD., LLP
10260 Westheimer Road, Suite 310
Houston, TX 77042
Phone: (713) 800-4343 Fax: (713) 456-2408

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Vim Beverage, Inc.
(A Developmental Stage Company)
Central Hong Kong

We have audited the accompanying balance sheets of Vim Beverage, Inc. (the “Company”) as of February 29, 2012 and February 28, 2011, and the related statements of operations, shareholders' equity (deficit), and cash flows for the years ended February 29, 2012 and February 28, 2011 and the period from March 31, 2008 (inception) to February 29, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vim Beverage, Inc. as of February 29, 2012 and February 28, 2011, and the results of its operations and its cash flows for the years ended February 29, 2012 and February 28, 2011 and the period from March 31, 2008 (inception) to February 29, 2012 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company's absence of revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2012 raise substantial doubt about its ability to continue as a going concern. The 2012 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP
LBB & Associates Ltd., LLP

Houston, Texas
June 11, 2012

VIM BEVERAGE, INC.
(A Development Stage Company)
BALANCE SHEETS

	February 29, 2012 $	February 28, 2011 $

ASSETS

CURRENT ASSETS

Cash	7,865	14,389

Total Current Assets	7,865	14,389

Total Assets	7,865	14,389

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

LIABILITIES

CURRENT LIABILITIES

Accounts payable and accrued liabilities	2,998	1,305
Line of credit – related party	25,000	-
Accrued interest on line of credit – related party	855	-

Total Current Liabilities	28,853	1,305

Total Liabilities	28,853	1,305

SHAREHOLDERS’ EQUITY (DEFICIT)

Common stock, $.001 par value, 30,000,000 shares authorized, 5,595,000 shares issued and outstanding at February 29, 2012 and February 28, 2011	5,595	5,595
Additional paid in capital	58,905	58,905
Deficit accumulated during the development stage	(85,488)	(51,416)

Total Shareholders’ Equity (Deficit)	(20,988)	13,084

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	7,865	14,389

The accompanying notes are an integral part of these financial statements

VIM BEVERAGE, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Year Ended February 29, 2012 $	Year Ended February 28, 2011 $	March 31, 2008 (Inception) to February 29, 2012 $

EXPENSES

General and administrative	33,217	12,837	85,183

Total Expenses	33,217	12,837	85,183
Loss from Operations	(33,217)	(12,837)	(85,183)

OTHER INCOME (EXPENSE)
Interest expense	(855)	-	(855)
Interest income	-	-	550

Total Other Income (Expense)	(855)	-	(305)

NET LOSS	(34,072)	(12,837)	(85,488)

NET LOSS PER SHARE: BASIC AND DILUTED	(0.01)	(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	5,595,000	5,595,000

The accompanying notes are an integral part of these financial statements

VIM BEVERAGE, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Year Ended February 29, 2012 $	Year Ended February 28, 2011 $	March 31, 2008 (Inception) to February 29, 2012 $

CASH FLOWS USED IN OPERATING ACTIVITIES

Net loss	(34,072)	(12,837)	(85,488)

Changes in operating assets and liabilities:

Accrued interest on line of credit – related party	855	–	855
Accounts payable and accrued liabilities	1,693	905	2,998

Net Cash Used in Operating Activities	(31,524)	(11,932)	(81,635)

CASH FLOWS FROM FINANCING ACTIVITIES

Advance from related party – line of credit	25,000	–	25,000
Cash received from sale of common stock	–	–	64,500

Net Cash From Financing Activities	25,000	–	89,500

NET CHANGE IN CASH	(6,524)	(11,932)	7,865

CASH – BEGINNING	14,389	26,321	–

CASH – ENDING	7,865	14,389	7,865

Supplemental Cash Flow Information:

Cash paid for:
Interest	–	–	–
Income taxes	–	–	–

The accompanying notes are an integral part of these financial statements

VIM BEVERAGE, INC.
(A Development Stage Company)
STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
Period from March 31, 2008 (Inception) through February 29, 2012

	Common stock				Accumulated Deficit during The Development Stage $
	Shares	Amount $	Additional Paid-in Capital $	Subscription receivables $		Total $
Issuance of common stock for cash to founders	5,000,000	5,000	–	(5,000)	–	–
Issuance of common stock for cash	595,000	595	58,905	–	–	59,500
Net loss	–	–	–	–	(11,893)	(11,893)
Balance, February 28, 2009	5,595,000	5,595	58,905	(5,000)	(11,893)	47,607
Collection of subscription receivables	–	–	–	5,000	–	5,000
Net loss	–	–	–	–	(26,686)	(26,686)
Balance, February 28, 2010	5,595,000	5,595	58,905	–	(38,579)	25,921
Net loss	–	–	–	–	(12,837)	(12,837)
Balance, February 28, 2011	5,595,000	5,595	58,905	–	(51,416)	13,084
Net loss	–	–	–	–	(34,072)	(34,072)
Balance, February 29, 2012	5,595,000	5,595	58,905	–	(85,488)	(20,988)

The accompanying notes are an integral part of these financial statements

VIM BEVERAGE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

VIM Beverage, Inc. ("the Company") was incorporated in Nevada on March 31, 2008. The Company is a food and beverage company that plans on manufacturing and formulating for sale pure bottled water, vitamin enhanced flavored water, and unique concentrated energy water.

Going concern

These financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has not started income generating operations. Losses are anticipated in the development of its business and there can be no assurance that the Company will be able to achieve or maintain profitability. These factors raise substantial doubt about our ability to continue as a going concern.

The continuing operations of the Company and the recoverability of the carrying value of assets is dependent upon the ability of the Company to obtain necessary financing to fund its working capital requirements, and upon future profitable operations. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

There can be no assurance that capital will be available as necessary to meet the Company's working capital requirements or, if the capital is available, that it will be on terms acceptable to the Company. The issuances of additional equity securities by the Company may result in dilution in the equity interests of its current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company's liabilities and future cash commitments. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, the business and future success may be adversely affected.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company complies with Financial Accounting Standards Board Accounting Standards Codification (ASC) for its characterization of the Company as development stage.

Use of estimates

The preparation of financial statements in conformity generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the period. Actual results may differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Financial Instruments

The Company’s financial instruments as defined by FASB ASC 825-10-50 include cash, accounts payable and line of credit. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at February 29, 2012.

The Company does not have any assets or liabilities measured at fair market value on a recurring basis at February 29, 2012 and at February 28, 2011. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the years ended February 29, 2012 and at February 28, 2011.

Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Fair value of financial instruments

Under the Financial Accounting Standards Board (FASB”) issued Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures”, the Company is permitted to elect to measure financial instruments and certain other items at fair value, with the change in fair value recorded in earnings. We elected not to measure any eligible items using the fair value option. Consistent with Fair Value Measurement Topic of the FASB ASC, we implemented guidelines relating to the disclosure of our methodology for periodic measurement of our assets and liabilities recorded at fair market value.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three-tier fair value hierarchy prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

-	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;
-
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

-
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one more significant inputs or significant value drivers are unobservable.

The Company’s Level 1 assets primarily include cash and cash equivalents. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities. The carrying amounts of accounts payable, amounts due to related parties, and shareholder loans, approximate their fair values due to the immediate or short-term maturities of these financial instruments. We have no level 2 or level 3 assets or liabilities.

Foreign Currency Translation

The financial statements are presented in United States dollars. In accordance with ASC830, ‘‘Foreign Currency Matters’’, foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non-monetary assets and liabilities are translated at the exchange rates prevailing at the transaction date. Revenue and expenses are translated at average rates of exchange during the year. Gains or losses resulting from foreign currency transactions are included in results of operations.

Basic Loss per Share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for indicators of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the review indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow method using a discount rate that is considered to be commensurate with the risk inherent in the Company’s current business model. For purposes of recognition and measurement of an impairment loss, a long-lived asset is grouped with other assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets.

Income Taxes

The Company accounts for income taxes under FASB ASC 740 “INCOME TAXES.”  Under the assets and liability method of FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not the Company will not realize tax assets through future operations.

New Adopted Accounting Pronouncements

Management does not expect the future adoption of any recently issued accounting pronouncement to have a significant impact on its financial position, results of operations, or cash flows.

NOTE 3 – COMMON STOCK

The authorized stock of the Company consists of 30,000,000 common shares with a par value of $0.001 per share.

At inception on March 31, 2008, the Company issued 5,000,000 shares of stock to its founding shareholders for $5,000 of subscription receivables. The subscription receivables were collected during the year ended February 28, 2010.

During the period from inception (March 31, 2008) to February 28, 2009 the Company received cash of $59,500 for 595,000 common shares at $0.10 per share.

As at February 29, 2012, the Company had 5,595,000 shares issued and outstanding.

NOTE 4 – RELATED PARTY TRANSACTIONS

In March 2011, the Company entered into a Revolving Line of Credit Agreement with Mr. Aaron Suen, a Company director and officer.  Mr. Suen has agreed to advance up to $50,000 at an annual interest rate of 12%.  The agreement expired on March 25, 2012, and was extended until December 31, 2012.

During the year ended February 29, 2012, Mr. Suen advanced $25,000 to the Company pursuant to the Line of Credit. As of February 29, 2012, the Company had a balance of $25,000 owed to Mr. Suen and recorded accrued interest of $855. The maturity date on the advance was March 25, 2012, which was subsequently extended until December 31, 2012, and is unsecured. In the event of default, all past due principal and interest shall bear interest at the rate of 15% per annum.

NOTE 5 – INCOME TAXES

The Company follows ASC 740 Income Taxes. Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry forwards. No net provision for refundable Federal income tax has been made in the accompanying statement of operations because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carry forward has been recognized, as it is not deemed likely to be realized.

The provision for refundable Federal income tax consists of the following:

	Year Ended	Year Ended
	February 29, 2012	February 28, 2011
Federal income tax attributable to:
Current Operations	$11,500	4,000
Less, Change in valuation allowance	(11,500)	(4,000)
Net amount	$-	-

The cumulative tax effect at the expected rate of 34% of significant items comprising the Company’s net deferred tax amount is as follows:

	February 29,	February 28,
	2012	2011
Deferred tax asset attributable to:
Net operating loss carryover	$28,500	17,000
Less, valuation allowance	(28,500)	(17,000)
Net deferred tax asset	$-	-

At February 29, 2012, the Company had an unused net operating loss carryover of approximating $85,000 that is available to offset future taxable income, which expires beginning in 2029.

NOTE 6 – SUBSEQUENT EVENTS

Subsequent to February, 29, 2012, Mr. Suen advanced an additional $5,000 pursuant to the Line of Credit.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Annual Report on Form 10-K. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

This Annual Report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to rules established by the Securities and Exchange Commission for newly public companies.

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age and position of our Directors and executive officers. There are no other persons who can be classified as a promoter or controlling person of us. Our officers and Directors are as follows:

Name	Age	Position

Aaron Suen	36	Chief Executive Officer, President, Secretary and Director

Candice Suen	39	Vice President of Operations and Director

Aaron Suen

Aaron Suen has served as Chief Executive Officer, President, Secretary and Director of the Company since its inception in March 2008. He is also currently the Director of Triple O – Star Elite Enterprise Limited in Hong Kong, China, Triple O –Triple Bite in Bangkok, Thailand and Triple O – Magic Taste in Seoul, South Korea (collectively “Triple O Asia”), a position he has held since November 2003. Further, since July 2007, he has been the Director of Bite Limited, a food and beverage company based in Hong Kong, China that is the parent company of Triple O Asia.

Qualifications:

We believe Mr. Suen’s prior experience with Triple O Asia, a food and beverage company, makes him well suited to be one of our Directors and officers. Mr. Suen has worked in the food and beverage industry since November 2003, and has experience serving as a Director of a food and beverage company, and has first-hand knowledge of the issues facing food and beverage companies such as the Company.

Candice Suen

Candice Suen has served as Vice President of Operations and Director of the Company since January 15, 2010. Ms. Suen is the sister of Aaron Suen, our Chief Executive Officer, President, Secretary and Director. Ms. Suen has served as a Director of Bite Limited, a food and beverage company based in Hong Kong, China that is the parent company of Triple O Asia since 2003, and as a Director of Yo Mama from December 2008 to present, which were her only places of employment during that period.  Ms. Suen has an M.B.A. from ESSEC Business School, which she obtained in 1997.  Bite Limited operates burger restaurants and yogurt shops in Hong Kong and Korea and develops brands for Korea and Hong Kong.

Qualifications:

We believe Ms. Suen’s past service as a Director of Bite Limited, a food a beverage company, makes her well suited to be one of our Directors and officers. Ms. Suen has worked in the food and beverage industry since 2005, and has experience serving as a Director of a food and beverage company, and has first-hand knowledge of the issues facing food and beverage companies such as the Company.

Aaron Suen and Candice Suen are our only employees. We do not have an employment agreement with Mr. Suen or Ms. Suen. Each of Mr. Suen and Ms. Suen have employment outside of the Company. Mr. Suen spends only approximately 20 hours per week on Company matters, and Ms. Suen spends approximately 5 hours per week on Company matters.

Our Directors and any additional Directors we may appoint in the future are elected annually and will hold office until our next annual meeting of the shareholders and until their successors are elected and qualified. Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement. Our officers and Directors may receive compensation as determined by us from time to time by vote of the Board of Directors. Such compensation might be in the form of stock options. Directors may be reimbursed by the Company for expenses incurred in attending meetings of the Board of Directors. Vacancies in the Board are filled by majority vote of the remaining Directors.

Involvement in Certain Legal Proceedings

During the past ten years, none of our officers, Directors, promoters or control persons have had any of the following events occur:

•	a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	conviction in a criminal proceeding or being subject to a pending criminal proceeding, excluding traffic violations and other minor offenses;

•
being subject to any order, judgment or decree, not substantially reversed, suspended or vacated, of any court of competent jurisdiction, permanently enjoining, barring, suspending or otherwise limiting their involvement in any type of business, securities or banking business; and/or

•
being found by a court of competent jurisdiction, in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Other Directorships

Other than the above, none of our Directors hold any other Directorships in any company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

Board of Directors and Director Nominees

Since our Board of Directors does not include a majority of independent Directors, the decisions of the Board regarding Director nominees are made by persons who have an interest in the outcome of the determination. The Board will consider candidates for Directors proposed by security holders, although no formal procedures for submitting candidates have been adopted. Unless otherwise determined, at any time not less than 90 days prior to the next annual Board meeting at which a slate of Director nominees is adopted, the Board will accept written submissions from proposed nominees that include the name, address and telephone number of the proposed nominee; a brief statement of the nominee’s qualifications to serve as a Director; and a statement as to why the security holder submitting the proposed nominee believes that the nomination would be in the best interests of our security holders. If the proposed nominee is not the same person as the security holder submitting the name of the nominee, a letter from the nominee agreeing to the submission of his or her name for consideration should be provided at the time of submission. The letter should be accompanied by a résumé supporting the nominee’s qualifications to serve on the Board, as well as a list of references.

The Board identifies Director nominees through a combination of referrals from different people, including management, existing Board members and security holders. Once a candidate has been identified, the Board reviews the individual’s experience and background and may discuss the proposed nominee with the source of the recommendation. If the Board believes it to be appropriate, Board members may meet with the proposed nominee before making a final determination whether to include the proposed nominee as a member of the slate of Director nominees submitted to security holders for election to the Board.

Some of the factors which the Board considers when evaluating proposed nominees include their knowledge of and experience in business matters, finance, capital markets and mergers and acquisitions. The Board may request additional information from each candidate prior to reaching a determination, and it is under no obligation to formally respond to all recommendations, although as a matter of practice, it will endeavor to do so.

Conflicts of Interest

Our Directors are not obligated to commit their full time and attention to our business and, accordingly, they may encounter a conflict of interest in allocating their time between our operations and those of other businesses. In the course of their other business activities, they may become aware of investment and business opportunities which may be appropriate for presentation to us as well as other entities to which they owe a fiduciary duty. As a result, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. They may also in the future become affiliated with entities that are engaged in business activities similar to those we intend to conduct.

In general, officers and Directors of a corporation are required to present business opportunities to the corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would be unfair to the corporation and its stockholders not to bring the opportunity to the attention of the corporation.

We plan to adopt a code of ethics that obligates our Directors, officers and employees to disclose potential conflicts of interest and prohibits those persons from engaging in such transactions without our consent.

Meetings And Committees Of The Board Of Directors

During the fiscal year that ended on February 29, 2012, the Board held no meetings, provided that all actions taken by the Board were taken via written consent to action without a meeting.

Independence of Directors

We are not required to have independent members of our Board of Directors, and do not anticipate having independent Directors until such time as we are required to do so.

Committees of the Board

Our Company currently does not have nominating, compensation or audit committees or committees performing similar functions, nor does our Company have a written nominating, compensation or audit committee charter. Our Directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the Board of Directors.

Corporate Governance

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Securities and Exchange Commission (the “SEC”) and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations.  The Company has not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and Directors as the Company is not required to do so.

In lieu of an Audit Committee, the Company’s Board of Directors is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company's financial statements and other services provided by the Company’s independent public accountants. The Board of Directors reviews the Company's internal accounting controls, practices and policies.

Risk Oversight

Effective risk oversight is an important priority of the Board of Directors. Because risks are considered in virtually every business decision, the Board of Directors discusses risk throughout the year generally or in connection with specific proposed actions. The Board of Directors’ approach to risk oversight includes understanding the critical risks in the Company’s business and strategy, evaluating the Company’s risk management processes, allocating responsibilities for risk oversight among the full Board of Directors, and fostering an appropriate culture of integrity and compliance with legal responsibilities. The Board of Directors exercises direct oversight of strategic risks to the Company.

Item 11. Executive Compensation

SUMMARY COMPENSATION TABLE
Name and principal	Year	Salary	Bonus	Stock	Option	All Other	Total
position	Ended	($)	($)	Awards	Awards	Compensation*	($)(1)
	February			($)	($)	($)
29, 2012 and February 28, 2011
Aaron Suen CEO, President, Secretary and Director	2012 2011	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

Candice Suen Vice President And Director	2012 2011	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

* Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000.  No executive officer earned any non-equity incentive plan compensation or nonqualified deferred compensation during the periods reported above. Other than the individual listed above, we had no executive employees or Directors during the years listed above. There have been no changes in the Company’s compensation policies since February 29, 2012.

(1) No Executive Officer received any bonus, restricted stock awards, options, non-equity incentive plan compensation, nonqualified deferred compensation earnings or any other material compensation since the Company was incorporated, and no salaries are being accrued.

 COMPENSATION DISCUSSION AND ANALYSIS

Director Compensation

Our Board of Directors, currently consisting of Aaron Suen and Candice Suen, does not currently receive any consideration for their services as Directors of the Company. The Board of Directors reserves the right in the future to award the members of the Board of Directors cash or stock based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the Board of Directors.

Executive Compensation Philosophy

Our Board of Directors determines the compensation given to our sole executive officer, Aaron Suen, in their sole determination. As our Chief Executive Officer currently draws no compensation from us, we do not currently have any executive compensation program in place. Although we have not to date, our Board of Directors also reserves the right to pay our executives a salary, and/or to issue them shares of common stock in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term stock based compensation to certain executives which is intended to align the performance of our executives with our long-term business strategies. Additionally, while our Board of Directors has not granted any performance based stock options to date, the Board of Directors reserves the right to grant such options in the future, if the Board in its sole determination believes such grants would be in the best interests of the Company.

Incentive Bonus

The Board of Directors may grant incentive bonuses to our executive officers in its sole discretion, if the Board of Directors believes such bonuses are in the Company’s best interest, after analyzing our current business objectives and growth, if any, and the amount of revenue we are able to generate each month, which revenue is a direct result of the actions and ability of such executives.

Long-term, Stock Based Compensation

In order to attract, retain and motivate executive talent necessary to support the Company’s long-term business strategy we may award certain executives with long-term, stock-based compensation in the future, in the sole discretion of our Board of Directors, which we do not currently have any immediate plans to award.

Item 12. Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters

The following table presents certain information regarding the beneficial ownership of all shares of common stock as of June 12, 2012 by (i) each person who owns beneficially more than five percent (5%) of the outstanding shares of common stock based on 5,595,000 shares outstanding as of June 12, 2012, (ii) each of our Directors, (iii) each named executive officer, and (iv) all Directors and officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and/or investing power with respect to securities. These rules generally provide that shares of common stock subject to options, warrants or other convertible securities that are currently exercisable or convertible, or exercisable or convertible within 60 days of June 12, 2012, are deemed to be outstanding and to be beneficially owned by the person or group holding such options, warrants or other convertible securities for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group.

We believe that, except as otherwise noted and subject to applicable community property laws, each person named in the following table has sole investment and voting power with respect to the shares of common stock shown as beneficially owned by such person.

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percentage Beneficially Owned
Aaron Suen CEO, President, Secretary and Director 1223 Wilshire Boulevard, #467 Santa Monica, California 90403	2,500,000	44.7%
Candice Suen Vice President and Director #18A, Tower 8, Bel Air on the Peak, Hong Kong	2,500,000	44.7%
All Officers and Directors as a Group (2 persons)	5,000,000	89.4%

Item 13. Certain Relationships and Related Transactions, and Director Independence

At inception on March 31, 2008, we sold 5,000,000 shares of stock to our founding shareholders, Donald Thrasher, and Aaron Suen (2,500,000 shares each) for $5,000 of subscription receivables. The subscription receivables were collected during the year ended February 28, 2010.

On January 15, 2010, Donald Thrasher sold his 2,500,000 common shares to Candice Suen in a private transaction for total consideration of $2,500.

In March 2011, we entered into the $50,000 Revolving Line of Credit Agreement with Aaron Suen, our Chief Executive Officer and Director described in greater detail above under “Liquidity and Capital Resources.”

The Company had borrowed $25,000 under the Line of Credit as of February 29, 2012 and $30,000 as of the date of this report.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officers, Directors and significant stockholders.  However, all of the transactions described above were approved and ratified by our officers and/or Directors.  In connection with the approval of the transactions described above, our officers and Directors took into account various factors, including their fiduciary duty to the Company; the relationships of the related parties described above to the Company; the material facts underlying each transaction; the anticipated benefits to the Company and related costs associated with such benefits; whether comparable products or services were available; and the terms the Company could receive from an unrelated third party.

We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional Directors, so that such transactions will be subject to the review, approval or ratification of our Board of Directors, or an appropriate committee thereof.   On a moving forward basis, our officers and Directors will continue to approve any related party transaction based on the criteria set forth above.

Director Independence

The Over-The-Counter Bulletin Board does not have rules regarding director independence.  The Company will seek to appoint independent Directors, if and when it is required to do so.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed by our independent auditors, LBB & Associates Ltd., LLP, for professional services rendered for the audit of our annual financial statements included in our Form S-1 Registration Statement and amendments thereto and for the audit of our annual financial statements included in our Form S-1 Registration Statement and amendments thereto and our Annual Report on Form 10-K for the year ended February 29, 2012, were:

Fee Category	Year Ended February 29, 2012	Year Ended February 28, 2011

Audit Related Fees	$13,700	$13,055
Tax Fees	-	-
All Other Fees	-	-

Total Fees	$13,700	$13,055

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)
We have filed the following documents as part of this Annual Report on Form 10-K. Financial statement schedules have been omitted since they either are not required, not applicable, or the information is otherwise included.

Financial Statements

Report of Independent Registered Public Accounting Firm
Financial Statements:
Balance Sheets as of February 29, 2012 and February 28, 2011
Statements of Operations for the years ended February 29, 2012 and February 28, 2011, and the period from March 31, 2008 (inception) through February 29, 2012
Statement of Cash Flows for the years ended February 29, 2012 and February 28, 2011, and the period from March 31, 2008 (inception) through February 29, 2012
Statement of Shareholders’ Equity (Deficit) for the period from March 31, 2008 (inception) through February 29, 2012
Notes to Financial Statements

(b)	Exhibit listing.

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation (incorporated by reference to the Registration statement filed on Form S-1 on December 24, 2009)

3.2	Bylaws (incorporated by reference to the Registration statement filed on Form S-1 on December 24, 2009)

10.1	Revolving Line of Credit with Aaron Suen (incorporated by reference to the Registration statement filed on Form S-1/A on July 11, 2011)

10.2	Promissory Note with Aaron Suen ($10,000) (incorporated by reference to the Registration statement filed on Form S-1/A on September 30, 2011)

10.3	First Amendment to Revolving Line of Credit with Aaron Suen (incorporated by reference to the Form 10-Q filed on April 16, 2012)
31*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

VIM BEVERAGE, INC.

Date: June 13, 2012	/s/ Aaron Suen Aaron Suen Chief Executive Officer (Principal Executive Officer), and Chief Financial Officer (Principal Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Aaron Suen Aaron Suen Chief Executive Officer (Principal Executive Officer), and Chief Financial Officer (Principal Accounting Officer)	By:	By: /s/ Candice Suen Candice Suen Vice President and Director

Date:	June 13, 2012	Date:	June 13, 2012