Form 10-Q
period 2012-05-31
VIM BEVERAGE, INC.
filed 2012-07-19
CIK 1478087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012

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

At July 11, 2012, there were 5,595,000 shares of the Issuer's common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIM BEVERAGE, INC.
(A Development Stage Company)
BALANCE SHEETS

	May 31, 2012 $	February 29, 2012 $
	(Unaudited)

ASSETS

CURRENT ASSETS

Cash	3,496	7,865

Total Current Assets	3,496	7,865

Total Assets	3,496	7,865

LIABILITIES AND SHAREHOLDERS’ DEFICIT

LIABILITIES

CURRENT LIABILITIES

Accounts payable and accrued liabilities	6,250	2,998
Line of credit – related party	30,000	25,000
Accrued interest on line of credit – related party	1,638	855

Total Current Liabilities	37,888	28,853

Total Liabilities	37,888	28,853

SHAREHOLDERS’ DEFICIT

Common stock, $.001 par value, 30,000,000 shares authorized, 5,595,000 shares issued and outstanding at May 31, 2012 and February 29, 2012	5,595	5,595
Additional paid in capital	58,905	58,905
Deficit accumulated during the development stage	(98,892)	(85,488)

Total Shareholders’ Deficit	(34,392)	(20,988)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	3,496	7,865

The accompanying notes are an integral part of these financial statements

VIM BEVERAGE, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended May 31, 2012 $	Three Months Ended May 31, 2011 $	March 31, 2008 (Inception) to May 31, 2012 $

EXPENSES

General and administrative	12,621	4,809	97,804

Total Expenses	12,621	4,809	97,804
Loss from Operations	(12,621)	(4,809)	(97,804)

OTHER INCOME (EXPENSE)
Interest expense	(783)	-	(1,638)
Interest income	-	-	550

Total Other Income (Expense)	(783)	-	(1,088)

NET LOSS	(13,404)	(4,809)	(98,892)

NET LOSS PER SHARE: BASIC AND DILUTED	(0.00)	(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	5,595,000	5,595,000

The accompanying notes are an integral part of these financial statements

VIM BEVERAGE, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended May 31, 2012 $	Three Months Ended May 31, 2011 $	March 31, 2008 (Inception) to May 31, 2012 $

CASH FLOWS USED IN OPERATING ACTIVITIES

Net loss	(13,404)	(4,809)	(98,892)

Changes in operating assets and liabilities:

Accrued interest on line of credit – related party	783	–	1,638
Accounts payable and accrued liabilities	3,252	(1,305)	6,250

Net Cash Used in Operating Activities	(9,369)	(6,114)	(91,004)

CASH FLOWS FROM FINANCING ACTIVITIES

Advance from related party – line of credit	5,000	–	30,000
Cash received from sale of common stock	–	–	64,500

Net Cash From Financing Activities	5,000	–	94,500

NET CHANGE IN CASH	(4,369)	(6,114)	3,496

CASH – BEGINNING	7,865	14,389	–

CASH – ENDING	3,496	8,275	3,496

Supplemental Cash Flow Information:

Cash paid for:
Interest	–	–	–
Income taxes	–	–	–

The accompanying notes are an integral part of these financial statements

VIM BEVERAGE INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Vim Beverage, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2012 as reported in Form 10-K, have been omitted.

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

As of May 31, 2012, the Company had a balance of $30,000 owed to Mr. Suen and recorded accrued interest of $1,638. The balances owed to Mr. Suen are unsecured.

NOTE 3 – SUBSEQUENT EVENTS

On June 27, 2012 and July 6, 2012, Mr. Suen advanced an additional $5,000 to the Company pursuant to the Line of Credit ($10,000 in aggregate), which advances were evidenced by Promissory Notes issued pursuant to the Line of Credit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Report contains forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements include the information concerning our future financial performance, business strategy, projected plans and objectives. These factors include, among others, the factors set forth below under the heading "Risk Factors." although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Most of these factors are difficult to predict accurately and are generally beyond our control. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Report. These factors include:

•	Risk relating to our ability to secure glacial water for our planned products;
•	Our need for additional capital to commence our operations;
•	Our dependence on our officers and Directors and their contacts;
•	The fact that our officers and Directors exercise majority voting control over the Company;
•	The fact that our officers and Directors have employment outside of the Company;
•	Our lack of operating history;
•	Our substantial losses to date;
•	The competitiveness of our industry;
•	Our ability to grow our operations;
•	The ability of our shareholders to enforce civil liabilities in the U.S. and outside of the U.S.;
•	The substantial costs associated with operating as a publicly reporting company;
•	Dilution due to actions we may take in the future to raise financing;
•	Volatility in the market for our common stock; and
•	Other risk factors included under “Risk Factors” in this Report.

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

In this Quarterly Report on Form 10-Q, we may rely on and refer to information regarding the United States and global market for beverages, which come from market research reports, analyst reports and other publicly available information.  Although we believe that this information is reliable, we cannot guarantee the accuracy and completeness of this information, and we have not independently verified any of it.

References in this Quarterly Report on Form 10-Q, unless another date is stated, are to May 31, 2012. As used herein, the "Company," “VIM,” “Vim Beverage”, "we," "us," "our" and words of similar meaning refer to Vim Beverage, Inc.

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

We hope to raise the funding required to commence production and marketing of our initial product line through sales of debt and equity securities moving forward.  On May 2, 2012, our common stock was approved for quotation on the Over-The-Counter Bulletin Board (the “OTCBB”) under the symbol “VIMB”, provided that no shares of our common stock have traded to date.  We believe that investors will be more willing to invest in the Company now that there is a public market for our common stock and that we are a reporting company with the SEC.  In the event we are unable raise funds through the sale of debt or equity in the future we may seek traditional bank financing in order to raise the funding we will require as described above.

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

Three months Ended May 31, 2012 and May 31, 2011

We did not generate any revenues during the three months ended May 31, 2012 or the three months ended May 31, 2011, and have not generated any revenues to date.

We incurred operating expenses in the amount of $12,621 for the three months ended May 31, 2012, compared to $4,809 for the three months ended May 31, 2011, an increase in operating expenses of $7,812 from the prior period.  Operating expenses for both periods consisted of general and administrative expenses.  The reason for the increase in operating expenses was mainly due to increased legal, accounting expenses, and transfer agent expense for the three months ended May 31, 2012.

We had interest expense of $783 for the three months ended May 31, 2012, compared to no interest expense for the three months ended May 31, 2011.  Interest expense was in connection with amounts owed on the Line of Credit, described below.

We had a net loss of $13,404 for the three months ended May 31, 2012, compared to a net loss of $4,809 for the three months ended May 31, 2011, an increase in net loss of $8,595 from the prior period.

Liquidity and Capital Resources

We have not generated any revenues from our proposed business operations to date.

We had total assets, consisting solely of current asset of cash of $3,496 as of May 31, 2012.

We had total liabilities consisting solely of current liabilities of $37,888 as of May 31, 2012, which included $6,250 of accounts payable and accrued liabilities, $30,000 of amounts borrowed under the Line of Credit and $1,638 of accrued and unpaid interest on the Line of Credit.

We had negative working capital of $34,392 and a total accumulated deficit of $98,892 as of May 31, 2012.

We had net cash flows used in operating activities of $9,369 for the three months ended May 31, 2012, which included $13,404 of net loss offset by $783 of increase in accrued interest on Line of Credit and $3,252 of increase of accounts payable and accrued liabilities.

We had $5,000 of net cash from financing activities for the three months ended May 31, 2012, which was solely due to $5,000 borrowed under the Line of Credit.

We sold 5,000,000 shares of common stock to two purchasers in March 2008. The purchasers purchased the shares at a price of $0.001 per common share for total cash consideration of $2,500 each.

We sold 595,000 shares of common stock through a private placement to accredited investors from March 2008 to February 2009 and raised $59,500 at $0.10 per share.

In March 2011, we entered into a Revolving Line of Credit Agreement with Aaron Suen, our Chief Executive Officer and Director, who agreed to loan us up to $50,000 under a Revolving Line of Credit (the “Line of Credit”) as requested by the Company from time to time (on a revolving basis)(each an “Advance”) until March 25, 2012, pursuant to the terms of the Line of Credit, which Line of Credit was subsequently extended until December 31, 2012.  Any amounts borrowed under the Line of Credit will be evidenced by a separate promissory note (each a “Note”) and bear interest at the rate of 12% per annum, provided that if an event of default occurs (as provided in the Line of Credit or the Note), such outstanding amount bears interest at the rate of 15% per annum until paid in full.  The maturity date of each Note was originally March 25, 2012, but was extended until December 31, 2012 in connection with the First Amendment to Revolving Line of Credit.  The Company had borrowed $30,000 under the Line of Credit as of May 31, 2012, including $5,000 borrowed during the three months ended May 31, 2012.   We plan to utilize the Line of Credit to pay our reporting and operations expenses for the next approximately 12 months, provided that the amount available under such Line of Credit will not be sufficient for us to continue our business plan or begin our operations as discussed above.

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

GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern.  However, the Company has not generated revenues since inception and has an accumulated deficit of $98,892 as of May 31, 2012.  The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

We Require Additional Capital In Order To Take The Necessary Steps To Commence Our Business.

We have budgeted the need for approximately $426,800 of additional funding during the next twelve months to commence our business operations and produce our initial product line as planned, which amount includes marketing expenses of up to $200,000. Currently, we do not have sufficient available funds to develop the marketing and advertising materials or fund other operating and general and administrative expenses necessary to commence our business. Further, the Company does not have the funds available to hire independent contractors. We plan to utilize funds available under a $50,000 line of credit with Aaron Suen, our Chief Executive Officer and Director, to pay the expenses associated with our reporting and operations expenses for the next approximately 12 months, provided that the amount available under such line of credit will not be sufficient for us to continue our business plan.  If we cannot secure additional financing, the start of our business and operations could be impaired by limitations on our access to capital. There can be no assurance that capital from outside sources will be available, or if such financing is available, that it will be on terms that management deems sufficiently favorable. If we are unable to obtain additional financing upon terms that management deems sufficiently favorable, or at all, it would have a material adverse impact upon our ability to commence our business operations and pursue our expansion strategy. We have had limited operations to date and did not generate any revenues during the three months ended May 31, 2012 and May 31, 2011 or the years ended February 29, 2012 or February 28, 2011. In the event we do not raise additional capital from conventional sources, it is likely that we may need to scale back or curtail implementing our business plan, which could cause any securities in the Company to be worthless.

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

Our Losses Raise Substantial Doubt As To Whether We Can Continue As A Going Concern.

We had negative working capital of $34,392 as of May 31, 2012 and cumulative operating losses through May 31, 2012 of $98,892. These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot generate revenues, obtain additional financing and/or attain profitable operations. As such, our independent auditors have raised substantial doubt as to our ability to continue as a going concern in their audited financial statements attached hereto. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment in us could become devalued or worthless.

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

We have no committed source of financing other than the Line of Credit (described above under “Liquidity and Capital Resources”). Wherever possible, our Board of Directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our Board of Directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares of common stock. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of the Company because the shares may be issued to parties or entities committed to supporting existing management.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation (incorporated by reference to the Registration statement filed on Form S-1 on December 24, 2009)

3.2	Bylaws (incorporated by reference to the Registration statement filed on Form S-1 on December 24, 2009)

10.1	Revolving Line of Credit with Aaron Suen (incorporated by reference to the Registration Statement filed on Form S-1/A on July 11, 2011)

10.2	Promissory Note with Aaron Suen ($10,000) (9-22-11) (incorporated by reference to the Registration Statement filed on Form S-1/A on September 30, 2011)

10.3	First Amendment to Revolving Line of Credit with Aaron Suen (incorporated by reference to the Form 10-Q filed on April 16, 2012)

10.4*	Promissory Note with Aaron Suen ($5,000) (5-10-12)

10.5*	Promissory Note with Aaron Suen ($5,000) (6-27-12)

10.6*	Promissory Note with Aaron Suen ($5,000) (7-6-12)

31*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

VIM BEVERAGE, INC.

DATED: July 19, 2012	By:	/s/ Aaron Suen
Aaron Suen
Chief Executive Officer (Principal Executive Officer), and Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation (incorporated by reference to the Registration statement filed on Form S-1 on December 24, 2009)

3.2	Bylaws (incorporated by reference to the Registration statement filed on Form S-1 on December 24, 2009)

10.1	Revolving Line of Credit with Aaron Suen (incorporated by reference to the Registration Statement filed on Form S-1/A on July 11, 2011)

10.2	Promissory Note with Aaron Suen ($10,000) (9-22-11) (incorporated by reference to the Registration Statement filed on Form S-1/A on September 30, 2011)

10.3	First Amendment to Revolving Line of Credit with Aaron Suen (incorporated by reference to the Form 10-Q filed on April 16, 2012)

10.4*	Promissory Note with Aaron Suen ($5,000) (5-10-12)

10.5*	Promissory Note with Aaron Suen ($5,000) (6-27-12)

10.6*	Promissory Note with Aaron Suen ($5,000) (7-6-12)

31*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.