Form 10-Q
period 2012-08-31
VIM BEVERAGE, INC.
filed 2012-10-15
CIK 1478087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2012

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

At October 12, 2012, there were 5,595,000 shares of the Issuer's common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIM BEVERAGE, INC.
(A Development Stage Company)
BALANCE SHEETS

	August 31, 2012 $	February 29, 2012 $
	(Unaudited)

ASSETS

CURRENT ASSETS

Cash	3,795	7,865

Total Current Assets	3,795	7,865

Total Assets	3,975	7,865

LIABILITIES AND SHAREHOLDERS’ DEFICIT

LIABILITIES

CURRENT LIABILITIES

Accounts payable and accrued liabilities	10,884	2,998
Line of credit – related party	40,000	25,000
Accrued interest on line of credit – related party	2,752	855

Total Current Liabilities	53,636	28,853

Total Liabilities	53,636	28,853

SHAREHOLDERS’ DEFICIT

Common stock, $.001 par value, 30,000,000 shares authorized, 5,595,000 shares issued and outstanding at August 31, 2012 and February 29, 2012	5,595	5,595
Additional paid in capital	58,905	58,905
Deficit accumulated during the development stage	(114,341)	(85,488)

Total Shareholders’ Deficit	(49,841)	(20,988)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	3,795	7,865

The accompanying notes are an integral part of these financial statements

VIM BEVERAGE, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended August 31, 2012 $	Three Months Ended August 31, 2011 $	Six Months Ended August 31, 2012 $	Six Months Ended August 31, 2011 $	March 31, 2008 (Inception) to August 31, 2012 $

EXPENSES

General and administrative	14,335	9,461	26,956	14,270	112,139

Total Expenses	14,335	9,461	26,956	14,270	112,139
Loss from Operations	(14,335)	(9,461)	(26,956)	(14,270)	(112,139)

OTHER INCOME (EXPENSE)
Interest expense	(1,114)	-	(1,897)	-	(2,752)
Interest income	-	-	-	-	550

Total Other Income (Expense)	(1,114)	-	(1,897)	-	(2,202)

NET LOSS	(15,449)	(9,461)	(28,853)	(14,270)	(114,341)

NET LOSS PER SHARE: BASIC AND DILUTED	(0.00)	(0.00)	(0.01)	(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	5,595,000	5,595,000	5,595,000	5,595,000

The accompanying notes are an integral part of these financial statements

VIM BEVERAGE, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended August 31, 2012 $	Six Months Ended August 31, 2011 $	March 31, 2008 (Inception) to August 31, 2012 $

CASH FLOWS USED IN OPERATING ACTIVITIES

Net loss	(28,853)	(14,270)	(114,341)

Changes in operating assets and liabilities:

Accrued interest on line of credit – related party	1,897	–	2,752
Accounts payable and accrued liabilities	7,886	(505)	10,884

Net Cash Used in Operating Activities	(19,070)	(14,775)	(100,705)

CASH FLOWS FROM FINANCING ACTIVITIES

Advance from related party – line of credit	15,000	10,000	40,000
Cash received from sale of common stock	–	–	64,500

Net Cash From Financing Activities	15,000	10,000	104,500

NET CHANGE IN CASH	(4,070)	(4,775)	3,795

CASH – BEGINNING	7,865	14,389	–

CASH – ENDING	3,795	9,614	3,795

Supplemental Cash Flow Information:

Cash paid for:
Interest	–	–	–
Income taxes	–	–	–

The accompanying notes are an integral part of these financial statements

VIM BEVERAGE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2012
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

As of August 31, 2012, the Company had a balance of $40,000 owed to Mr. Suen and recorded accrued interest of $2,752. The balances owed to Mr. Suen are unsecured.

NOTE 3 – SUBSEQUENT EVENT

During September, 2012, Mr. Suen advanced an additional $10,000 to the Company in accordance with the Revolving Line of Credit Agreement.

In October 2012, Mr. Suen increased the credit limit of the Revolving Line of Credit Agreement to $100,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Report contains forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements include the information concerning our future financial performance, business strategy, projected plans and objectives. These factors include, among others, the factors set forth below under the heading "Risk Factors." although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Most of these factors are difficult to predict accurately and are generally beyond our control. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Report. These factors include:

•	Risks relating to our ability to secure glacial water for our planned products;
•	Our need for additional capital to commence our operations;
•	Our dependence on our officers and Directors and their contacts;
•	The fact that our officers and Directors exercise majority voting control over the Company;
•	The fact that our officers and Directors have employment outside of the Company;
•	Our lack of operating history;
•	Our substantial losses to date;
•	The competitiveness of our industry;
•	Our ability to grow our operations;
•	The ability of our shareholders to enforce civil liabilities in the U.S. and outside of the U.S.;
•	The substantial costs associated with operating as a publicly reporting company;
•	Dilution due to actions we may take in the future to raise financing;
•	Volatility in the market for our common stock; and
•	Other risk factors included under “Risk Factors” in this Report.

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

References in this Quarterly Report on Form 10-Q, unless another date is stated, are to August 31, 2012. As used herein, the "Company," “VIM,” “Vim Beverage”, "we," "us," "our" and words of similar meaning refer to Vim Beverage, Inc.

History

We were incorporated as a Nevada corporation on March 31, 2008. We have had no material operations to date. Moving forward, we intend to manufacture and formulate for sale, bottled water, vitamin enhanced flavored water, and a unique concentrated energy water. It is our intention to develop a business concept that blends health nutrition, lifestyle, and water, in one complete package with unique design and marketing elements. We anticipate gathering our water, which will be the basis of all our products, from a glacial source; however, we do not currently have any agreements in place relating to the acquisition or extraction of such water or the location of such source. We also plan to concentrate on producing water with extremely low total dissolved solids. We plan to market our product line as an alternative to sugar-laden sodas and fruit juices.

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

We hope to raise the funding required to commence production and marketing of our initial product line through sales of debt and equity securities moving forward.  On May 2, 2012, our common stock was approved for quotation on the Over-The-Counter Bulletin Board (the “OTCBB”) under the symbol “VIMB”, provided that no shares of our common stock have traded to date.  We believe that investors will be more willing to invest in the Company now that there is a public market for our common stock and that we are a reporting company with the SEC.  In the event we are unable raise funds through the sale of debt or equity in the future, we may seek traditional bank financing in order to raise the funding we will require as described above.

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

Without additional funding we will be unable to complete the above proposed stages. The lack of funding in this stage will affect our ability to produce products and generate revenues. We do not currently have any formal commitments or identified sources of additional capital from third parties or from our officers, Directors or majority shareholders other than the Line of Credit (described below under “Liquidity and Capital Resources”), which we believe will be sufficient to pay our filing obligations and expenses for approximately the next 12 months, but will not be sufficient for us to begin our business plan or produce or market any products. We can provide no assurance that if we require additional financing, it will be available on favorable terms, if at all. If we are not able to raise the capital necessary to continue our business operations, we may be forced to abandon or curtail our business plan and/or suspend our business activities.

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

Assuming we are able to establish some brand recognition, we intend to commence the second stage of our business plan, the production of VIM DNA, at an estimated cost of approximately $596,000, which will be to enhance our water with flavors and/or vitamins.

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

Three months Ended August 31, 2012 and August 31, 2011

We did not generate any revenues during the three months ended August 31, 2012 or the three months ended August 31, 2011, and have not generated any revenues to date.

We incurred operating expenses in the amount of $14,335 for the three months ended August 31, 2012, compared to $9,461 for the three months ended August 31, 2011, an increase in operating expenses of $4,874 or 52% from the prior period.  Operating expenses for both periods consisted of general and administrative expenses.  The reason for the increase in operating expenses was mainly due to increased legal, accounting expenses, and transfer agent expense for the three months ended August 31, 2012.

We had interest expense of $1,114 for the three months ended August 31, 2012, compared to no interest expense for the three months ended August 31, 2011.  Interest expense was in connection with amounts owed on the Line of Credit, described below.

We had a net loss of $15,449 for the three months ended August 31, 2012, compared to a net loss of $9,461 for the three months ended August 31, 2011, an increase in net loss of $5,988 or 63% from the prior period.

Six months Ended August 31, 2012 and August 31, 2011

We did not generate any revenues during the six months ended August 31, 2012 or the six months ended August 31, 2011, and have not generated any revenues to date.

We incurred operating expenses in the amount of $26,956 for the six months ended August 31, 2012, compared to $14,270 for the six months ended August 31, 2011, an increase in operating expenses of $12,686 or 89% from the prior period.  Operating expenses for both periods consisted of general and administrative expenses.  The reason for the increase in operating expenses was mainly due to increased legal, accounting expenses, and transfer agent expense for the six months ended August 31, 2012.

We had interest expense of $1,897 for the six months ended August 31, 2012, compared to no interest expense for the six months ended August 31, 2011.  Interest expense was in connection with amounts owed on the Line of Credit, described below.

We had a net loss of $28,853 for the six months ended August 31, 2012, compared to a net loss of $14,270 for the six months ended August 31, 2011, an increase in net loss of $14,583 or 102% from the prior period.

Liquidity and Capital Resources

We have not generated any revenues from our proposed business operations to date.

We had total assets, consisting solely of current assets of cash of $3,795 as of August 31, 2012.

We had total liabilities consisting solely of current liabilities of $53,636 as of August 31, 2012, which included $10,884 of accounts payable and accrued liabilities, $40,000 of amounts borrowed under the Line of Credit and $2,752 of accrued and unpaid interest on the Line of Credit.

We had negative working capital of $49,661 and a total accumulated deficit of $114,341 as of August 31, 2012.

We had net cash flows used in operating activities of $19,070 for the six months ended August 31, 2012, which included $28,853 of net loss offset by $1,897 of increase in accrued interest on Line of Credit and $7,886 of increase of accounts payable and accrued liabilities.

We had $15,000 of net cash from financing activities for the six months ended August 31, 2012, which was solely due to $15,000 borrowed under the Line of Credit.

We sold 5,000,000 shares of common stock to two purchasers in March 2008. The purchasers purchased the shares at a price of $0.001 per common share for total cash consideration of $2,500 each.

We sold 595,000 shares of common stock through a private placement to accredited investors from March 2008 to February 2009 and raised $59,500 at $0.10 per share.

In March 2011, we entered into a Revolving Line of Credit Agreement with Aaron Suen, our Chief Executive Officer and Director, who agreed to loan us up to $50,000 under a Revolving Line of Credit (the “Line of Credit”) as requested by the Company from time to time (on a revolving basis)(each an “Advance”) until March 25, 2012, pursuant to the terms of the Line of Credit, which Line of Credit was subsequently extended until December 31, 2012.  Any amounts borrowed under the Line of Credit will be evidenced by a separate promissory note (each a “Note”) and bear interest at the rate of 12% per annum, provided that if an event of default occurs (as provided in the Line of Credit or the Note), such outstanding amount bears interest at the rate of 15% per annum until paid in full.  The maturity date of each Note was originally March 25, 2012, but was extended until December 31, 2012 in connection with the First Amendment to Revolving Line of Credit.  The Company had borrowed $40,000 under the Line of Credit as of August 31, 2012, and has borrowed an additional $10,000 under the Line of Credit subsequent to August 31, 2012.   In October 2012, Mr. Suen increased the credit limit of the Line of Credit to $100,000.  The Line of Credit has an available balance of $50,000 as of the date of this filing.  We plan to utilize the Line of Credit to pay our reporting and operations expenses for the next approximately 12 months, provided that the amount available under such Line of Credit will not be sufficient for us to continue our business plan or begin our operations as discussed above.

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

GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern.  However, the Company has not generated revenues since inception and has an accumulated deficit of $114,341 as of August 31, 2012.  The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

We Require Additional Capital In Order To Take The Necessary Steps To Commence Our Business.

We have budgeted the need for approximately $426,800 of additional funding during the next twelve months to commence our business operations and produce our initial product line as planned, which amount includes marketing expenses of up to $200,000. Currently, we do not have sufficient available funds to develop the marketing and advertising materials or fund other operating and general and administrative expenses necessary to commence our business. Further, the Company does not have the funds available to hire independent contractors. We plan to utilize funds available under a $50,000 line of credit with Aaron Suen, our Chief Executive Officer and Director, to pay the expenses associated with our reporting and operations expenses for the next approximately 12 months, provided that the amount available under such line of credit will not be sufficient for us to continue our business plan.  If we cannot secure additional financing, the start of our business and operations could be impaired by limitations on our access to capital. There can be no assurance that capital from outside sources will be available, or if such financing is available, that it will be on terms that management deems sufficiently favorable. If we are unable to obtain additional financing upon terms that management deems sufficiently favorable, or at all, it would have a material adverse impact upon our ability to commence our business operations and pursue our expansion strategy. We have had limited operations to date and did not generate any revenues during the three or six months ended August 31, 2012 and August 31, 2011 or the years ended February 29, 2012 or February 28, 2011. In the event we do not raise additional capital from conventional sources, it is likely that we may need to scale back or curtail implementing our business plan, which could cause any securities in the Company to be worthless.

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

Aaron Suen, our President and Director, can vote an aggregate of 2,500,000 shares of our common stock, currently equal to 44.7% of our outstanding common stock, and Candice Suen, our Vice President of Operations and Director, can vote an aggregate of 2,500,000 shares of our common stock, currently equal to 44.7% of our outstanding common stock. Therefore, Mr. Suen and Ms. Suen, our “affiliates” can currently vote 89% of our outstanding shares of common stock and therefore exercise control in determining the outcome of all corporate transactions or other matters, including the election and removal of Directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. Any investors who purchase shares will be minority shareholders and as such will have little to no say in the direction of the Company and the election of Directors. Additionally, it will be difficult if not impossible for investors to remove Mr. Suen or Ms. Suen as a Director of the Company, which will mean they will remain in control of who serves as officers of the Company as well as whether any changes are made in the Board of Directors. As a potential investor in the Company, you should keep in mind that even if you own shares of the Company's Common Stock and wish to vote them at annual or special shareholder meetings, your shares will likely have little effect on the outcome of corporate decisions.

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

Our Losses Raise Substantial Doubt As To Whether We Can Continue As A Going Concern.

We had negative working capital of $49,661 as of August 31, 2012 and cumulative operating losses through August 31, 2012 of $114,341. These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot generate revenues, obtain additional financing and/or attain profitable operations. As such, our independent auditors have raised substantial doubt as to our ability to continue as a going concern in their audited financial statements for the year ended February 29, 2012. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment in us could become devalued or worthless.

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

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and Exchanges and the Nasdaq Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities that are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than legally required, we have not yet adopted these measures.

Because our Directors are not independent directors, we do not currently have independent audit or compensation committees. As a result, our Directors have the ability to, among other things; determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and any potential investors may be reluctant to provide us with funds necessary to expand our operations.

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

Furthermore our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. Additionally, moving forward we anticipate having a very limited number of shares in our public float, and as a result, there could be extreme fluctuations in the price of our common stock. Shareholders and potential investors in our common stock should exercise caution before making an investment in the Company, and should not rely on the publicly quoted or traded stock prices in determining our common stock value, but should instead determine the value of our common stock based on the information contained in the Company's public reports, industry information, and those business valuation methods commonly used to value private companies.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation (incorporated by reference to the Registration statement filed on Form S-1 on December 24, 2009)

3.2	Bylaws (incorporated by reference to the Registration statement filed on Form S-1 on December 24, 2009)

10.1	Revolving Line of Credit with Aaron Suen (incorporated by reference to the Registration Statement filed on Form S-1/A on July 11, 2011)

10.2	Promissory Note with Aaron Suen ($10,000) (9-22-11) (incorporated by reference to the Registration Statement filed on Form S-1/A on September 30, 2011)

10.3	First Amendment to Revolving Line of Credit with Aaron Suen (incorporated by reference to the Form 10-Q filed on April 16, 2012)

10.4	Promissory Note with Aaron Suen ($5,000) (5-10-12) (incorporated by reference to the Form 10-Q filed on July 19, 2012)

10.5	Promissory Note with Aaron Suen ($5,000) (6-27-12) (incorporated by reference to the Form 10-Q filed on July 19, 2012)

10.6	Promissory Note with Aaron Suen ($5,000) (7-6-12) (incorporated by reference to the Form 10-Q filed on July 19, 2012)

10.7*	Promissory Note with Aaron Suen ($10,000) (September 2012)

10.8*	Second Amendment to Revolving Line of Credit with Aaron Suen

31*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIM BEVERAGE, INC.

DATED: October 15, 2012	By:	/s/ Aaron Suen
Aaron Suen
Chief Executive Officer (Principal Executive Officer), and Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation (incorporated by reference to the Registration statement filed on Form S-1 on December 24, 2009)

3.2	Bylaws (incorporated by reference to the Registration statement filed on Form S-1 on December 24, 2009)

10.1	Revolving Line of Credit with Aaron Suen (incorporated by reference to the Registration Statement filed on Form S-1/A on July 11, 2011)

10.2	Promissory Note with Aaron Suen ($10,000) (9-22-11) (incorporated by reference to the Registration Statement filed on Form S-1/A on September 30, 2011)

10.3	First Amendment to Revolving Line of Credit with Aaron Suen (incorporated by reference to the Form 10-Q filed on April 16, 2012)

10.4	Promissory Note with Aaron Suen ($5,000) (5-10-12) (incorporated by reference to the Form 10-Q filed on July 19, 2012)

10.	Promissory Note with Aaron Suen ($5,000) (6-27-12) (incorporated by reference to the Form 10-Q filed on July 19, 2012)

10.6	Promissory Note with Aaron Suen ($5,000) (7-6-12) (incorporated by reference to the Form 10-Q filed on July 19, 2012)

10.7*	Promissory Note with Aaron Suen ($10,000) (September 2012)

10.8*	Second Amendment to Revolving Line of Credit with Aaron Suen

31*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.