Form 10-Q
period 2012-11-30
VIM BEVERAGE, INC.
filed 2013-01-22
CIK 1478087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

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

At January 17, 2013, there were 5,595,000 shares of the Issuer's common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIM BEVERAGE, INC.
(A Development Stage Company)
BALANCE SHEETS

	November 30, 2012 $ (Unaudited)	February 29, 2012 $

ASSETS

CURRENT ASSETS

Cash	1,983	7,865

Total Current Assets	1,983	7,865

Total Assets	1,983	7,865

LIABILITIES AND SHAREHOLDERS’ DEFICIT

LIABILITIES

CURRENT LIABILITIES

Accounts payable and accrued liabilities	6,295	2,998
Line of credit – related party	50,000	25,000
Accrued interest on line of credit – related party	4,208	855

Total Current Liabilities	60,503	28,853

Total Liabilities	60,503	28,853

SHAREHOLDERS’ DEFICIT

Common stock, $.001 par value, 30,000,000 shares authorized, 5,595,000 shares issued	5,595	5,595
Additional paid in capital	58,905	58,905
Deficit accumulated during the development stage	(123,020)	(85,488)

Total Shareholders’ Deficit	(58,520)	(20,988)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	1,983	7,865

The accompanying notes are an integral part of these financial statements

VIM BEVERAGE, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended November 30, 2012 $	Three Months Ended November 30, 2011 $	Nine Months Ended November 30, 2012 $	Nine Months Ended November 30, 2011 $	March 31, 2008 (Inception) to November 30, 2012 $

EXPENSES

General and administrative	7,223	8,082	34,179	22,352	119,362

Total Expenses	7,223	8,082	34,179	22,352	119,362
Loss from Operations	(7,223)	(8,082)	(34,179)	(22,352)	(119,362)

OTHER INCOME (EXPENSE)
Interest expense	(1,456)	(300)	(3,353)	(300)	(4,208)
Interest income	-	-	-	-	550

Total Other Income (Expense)	(1,456)	(300)	(3,353)	(300)	(3,658)

NET LOSS	(8,679)	(8,382)	(37,532)	(22,652)	(123,020)

NET LOSS PER SHARE: BASIC AND DILUTED	(0.00)	(0.00)	(0.01)	(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	5,595,000	5,595,000	5,595,000	5,595,000

The accompanying notes are an integral part of these financial statements

VIM BEVERAGE, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended November 30, 2012 $	Nine Months Ended November 30, 2011 $	March 31, 2008 (Inception) to November 30, 2012 $

CASH FLOWS USED IN OPERATING ACTIVITIES

Net loss	(37,532)	(22,652)	(123,020)

Changes in operating assets and liabilities:

Accrued interest on line of credit – related party	3,353	300	4,208
Accounts payable and accrued liabilities	3,297	95	6,295

Net Cash Used in Operating Activities	(30,882)	(22,257)	(112,517)

CASH FLOWS FROM FINANCING ACTIVITIES

Advance from related party – line of credit	25,000	10,000	50,000
Cash received from sale of common stock	–	–	64,500

Net Cash From Financing Activities	25,000	10,000	114,500

NET CHANGE IN CASH	(5,882)	(12,257)	1,983

CASH – BEGINNING	7,865	14,389	–

CASH – ENDING	1,983	2,132	1,983

Supplemental Cash Flow Information:

Cash paid for:
Interest	–	–	–
Income taxes	–	–	–

The accompanying notes are an integral part of these financial statements

VIM BEVERAGE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
November 30, 2012
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

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $123,020 as of November 30, 2012 and further losses are anticipated in the development of its business. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and advances from officers and/or issuances of common stock for cash.

NOTE 2 – RELATED PARTY TRANSACTIONS

In March 2011, the Company entered into a Revolving Line of Credit Agreement with Mr. Aaron Suen, a Company director and officer.  Mr. Suen has agreed to advance up to $50,000 at an annual interest rate of 12%.  The agreement expired on March 25, 2012, was extended until December 31, 2012, and has subsequently been extended until December 31, 2013 (see Note 3). In October 2012, Mr. Suen increased the credit limit of the Revolving Line of Credit Agreement to $100,000. In the event of default all past due principal and interest shall bear interest at the rate of 15% per annum.

As of November 30, 2012, the Company had a balance of $50,000 owed to Mr. Suen and recorded accrued interest of $4,208. The balances owed to Mr. Suen are unsecured.

NOTE 3 – SUBSEQUENT EVENT

During December 2012, Mr. Suen advanced an additional $10,000 to the Company in accordance with the Revolving Line of Credit Agreement.

In January 2013, and effective December 31, 2012, the Company and Mr. Suen amended the Revolving Line of Credit Agreement and the notes issued in connection therewith to extend the due date of such Revolving Line of Credit Agreement and notes to December 31, 2013.

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

References in this Quarterly Report on Form 10-Q, unless another date is stated, are to November 30, 2012. As used herein, the "Company," “VIM,” “Vim Beverage”, "we," "us," "our" and words of similar meaning refer to Vim Beverage, Inc.

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

Additionally, as described below, we believe we may need up to $200,000 to undertake our marketing program, which we believe will help build brand awareness and demand for our products, but is not required for us to actually start production or the sale of our initial planned product line.  Therefore we currently anticipate the need for $426,800 to bring VIM Pure, our initial product, to market and begin implementing our business plan.

We will commence the production of the VIM Pure line when we have raised sufficient funding to complete and market such product line, initially $426,800, provided that we may produce lesser quantities or spend less funds on marketing, which in turn will have less expense, if we are unable to raise the entire $426,800 we anticipate requiring.

We hope to raise the funding required to commence production and marketing of our initial product line through sales of debt and equity securities moving forward.  On May 2, 2012, our common stock was approved for quotation on the Over-The-Counter Bulletin Board (the “OTCBB”) under the symbol “VIMB”, provided that no shares of our common stock have traded to date.  We believe that investors will be more willing to invest in the Company now that there is a public market for our common stock and that we are a reporting company with the SEC.  In the event we are unable to raise funds through the sale of debt or equity in the future, we may seek traditional bank financing in order to raise the funding we will require as described above.

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

Three months Ended November 30, 2012 and November 30, 2011

We did not generate any revenues during the three months ended November 30, 2012 or the three months ended November 30, 2011, and have not generated any revenues to date.

We incurred operating expenses in the amount of $7,223 for the three months ended November 30, 2012, compared to $8,082 for the three months ended November 30, 2011, a decrease in operating expenses of $859 or 11% from the prior period.  Operating expenses for both periods consisted of general and administrative expenses.  The reason for the decrease in operating expenses was mainly due to decreased legal, accounting expenses, and transfer agent expense for the three months ended November 30, 2012.

We had interest expense of $1,456 for the three months ended November 30, 2012, compared to interest expense of $300 for the three months ended November 30, 2011, an increase of $1,156 from the prior period.  Interest expense was in connection with amounts owed on the Line of Credit, described below and increased due to a larger amount of funds being outstanding under the Line of Credit during the three months ended November 30, 2012, compared to the three months ended November 30, 2011.

We had a net loss of $8,679 for the three months ended November 30, 2012, compared to a net loss of $8,382 for the three months ended November 30, 2011, an increase in net loss of $297 or 4% from the prior period.

Nine months Ended November 30, 2012 and November 30, 2011

We did not generate any revenues during the nine months ended November 30, 2012 or the nine months ended November 30, 2011, and have not generated any revenues to date.

We incurred operating expenses in the amount of $34,179 for the nine months ended November 30, 2012, compared to $22,352 for the nine months ended November 30, 2011, an increase in operating expenses of $11,827 or 53% from the prior period.  Operating expenses for both periods consisted of general and administrative expenses.  The reason for the increase in operating expenses was mainly due to increased legal, accounting expenses, and transfer agent expense for the nine months ended November 30, 2012 compared to the prior period.

We had interest expense of $3,353 for the nine months ended November 30, 2012, compared to interest expense of $300 for the nine months ended November 30, 2011, an increase of $3,053 from the prior period.  Interest expense was in connection with amounts owed on the Line of Credit, described below and increased due to a larger amount of funds being outstanding under the Line of Credit during the nine months ended November 30, 2012, compared to the nine months ended November 30, 2011.

We had a net loss of $37,532 for the nine months ended November 30, 2012, compared to a net loss of $22,652 for the nine months ended November 30, 2011, an increase in net loss of $14,880 or 66% from the prior period.

Liquidity and Capital Resources

We have not generated any revenues from our proposed business operations to date.

We had total assets, consisting solely of current assets of cash of $1,983 as of November 30, 2012.

We had total liabilities consisting solely of current liabilities of $60,503 as of November 30, 2012, which included $6,295 of accounts payable and accrued liabilities, $50,000 of amounts borrowed under the Line of Credit and $4,208 of accrued and unpaid interest on the Line of Credit.

We had negative working capital of $58,520 and a total accumulated deficit of $123,020 as of November 30, 2012.

We had net cash flows used in operating activities of $30,882 for the nine months ended November 30, 2012, which included $37,532 of net loss offset by $3,353 of increase in accrued interest on Line of Credit and $3,297 of increase of accounts payable and accrued liabilities.

We had $25,000 of net cash from financing activities for the nine months ended November 30, 2012, which was solely due to $25,000 borrowed under the Line of Credit.

We sold 5,000,000 shares of common stock to two purchasers in March 2008. The purchasers purchased the shares at a price of $0.001 per common share for total cash consideration of $2,500 each.

We sold 595,000 shares of common stock through a private placement to accredited investors from March 2008 to February 2009 and raised $59,500 at $0.10 per share.

In March 2011, we entered into a Revolving Line of Credit Agreement with Aaron Suen, our Chief Executive Officer and Director, who agreed to loan us up to $50,000 under a Revolving Line of Credit (the “Line of Credit”) as requested by the Company from time to time (on a revolving basis)(each an “Advance”) until March 25, 2012, pursuant to the terms of the Line of Credit, which Line of Credit was subsequently extended until December 31, 2012 and again to December 31, 2013.  Any amounts borrowed under the Line of Credit will be evidenced by a separate promissory note (each a “Note”) and bear interest at the rate of 12% per annum, provided that if an event of default occurs (as provided in the Line of Credit or the Note), such outstanding amount bears interest at the rate of 15% per annum until paid in full.  The maturity date of each Note was originally March 25, 2012, but was extended until December 31, 2012 in connection with the First Amendment to Revolving Line of Credit and to December 31, 2013, in connection with the Third Amendment to the Revolving Line of Credit entered into in January 2013, and effective December 31, 2012.  The Company had borrowed $50,000 under the Line of Credit as of November 30, 2012, and has borrowed an additional $10,000 under the Line of Credit subsequent to November 30, 2012.   In October 2012, Mr. Suen increased the credit limit of the Line of Credit to $100,000.  The Line of Credit has an available balance of $40,000 as of the date of this filing.  We plan to utilize the Line of Credit to pay our reporting and operations expenses for the next approximately 12 months, provided that the amount available under such Line of Credit will not be sufficient for us to continue our business plan or begin our operations as discussed above.

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

GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern.  However, the Company has not generated revenues since inception and has an accumulated deficit of $123,020 as of November 30, 2012.  The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

We Require Additional Capital In Order To Take The Necessary Steps To Commence Our Business.

We have budgeted the need for approximately $426,800 of additional funding during the next twelve months to commence our business operations and produce our initial product line as planned, which amount includes marketing expenses of up to $200,000. Currently, we do not have sufficient available funds to develop the marketing and advertising materials or fund other operating and general and administrative expenses necessary to commence our business. Further, the Company does not have the funds available to hire independent contractors. We plan to utilize funds available under a $100,000 line of credit with Aaron Suen, our Chief Executive Officer and Director, to pay the expenses associated with our reporting and operations expenses for the next approximately 12 months, provided that the amount available under such line of credit will not be sufficient for us to continue our business plan.  If we cannot secure additional financing, the start of our business and operations could be impaired by limitations on our access to capital. There can be no assurance that capital from outside sources will be available, or if such financing is available, that it will be on terms that management deems sufficiently favorable. If we are unable to obtain additional financing upon terms that management deems sufficiently favorable, or at all, it would have a material adverse impact upon our ability to commence our business operations and pursue our expansion strategy. We have had limited operations to date and did not generate any revenues during the three or nine months ended November 30, 2012 and November 30, 2011 or the years ended February 29, 2012 or February 28, 2011. In the event we do not raise additional capital from conventional sources, it is likely that we may need to scale back or curtail implementing our business plan, which could cause any securities in the Company to be worthless.

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

We Have Generated No Revenues And Have Limited Operations To Date

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

Our Losses Raise Substantial Doubt As To Whether We Can Continue As A Going Concern.

We had negative working capital of $58,520 as of November 30, 2012 and cumulative operating losses through November 30, 2012 of $123,020. These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot generate revenues, obtain additional financing and/or attain profitable operations. As such, our independent auditors have raised substantial doubt as to our ability to continue as a going concern in their audited financial statements for the year ended February 29, 2012. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment in us could become devalued or worthless.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation (incorporated by reference to the Registration statement filed on Form S-1 on December 24, 2009)

3.2	Bylaws (incorporated by reference to the Registration statement filed on Form S-1 on December 24, 2009)

10.1	Revolving Line of Credit with Aaron Suen (incorporated by reference to the Registration Statement filed on Form S-1/A on July 11, 2011)

10.2	Promissory Note with Aaron Suen ($10,000) (9-22-11) (incorporated by reference to the Registration Statement filed on Form S-1/A on September 30, 2011)

10.3	First Amendment to Revolving Line of Credit with Aaron Suen (incorporated by reference to the Form 10-Q filed on April 16, 2012)

10.4	Promissory Note with Aaron Suen ($5,000) (5-10-12) (incorporated by reference to the Form 10-Q filed on July 19, 2012)

10.5	Promissory Note with Aaron Suen ($5,000) (6-27-12) (incorporated by reference to the Form 10-Q filed on July 19, 2012)

10.6	Promissory Note with Aaron Suen ($5,000) (7-6-12) (incorporated by reference to the Form 10-Q filed on July 19, 2012)

10.7	Promissory Note with Aaron Suen ($10,000) (September 2012) (incorporated by reference to the Form 10-Q filed on October 15, 2012)

10.8	Second Amendment to Revolving Line of Credit with Aaron Suen (incorporated by reference to the Form 10-Q filed on October 15, 2012)

10.9*	Promissory Note with Aaron Suen ($10,000)

10.10*	Third Amendment to Revolving Line of Credit with Aaron Suen

31*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

VIM BEVERAGE, INC.

DATED: January 22, 2013	By:	/s/ Aaron Suen
Aaron Suen
Chief Executive Officer (Principal Executive Officer), and Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation (incorporated by reference to the Registration statement filed on Form S-1 on December 24, 2009)

3.2	Bylaws (incorporated by reference to the Registration statement filed on Form S-1 on December 24, 2009)

10.1	Revolving Line of Credit with Aaron Suen (incorporated by reference to the Registration Statement filed on Form S-1/A on July 11, 2011)

10.2	Promissory Note with Aaron Suen ($10,000) (9-22-11) (incorporated by reference to the Registration Statement filed on Form S-1/A on September 30, 2011)

10.3	First Amendment to Revolving Line of Credit with Aaron Suen (incorporated by reference to the Form 10-Q filed on April 16, 2012)

10.4	Promissory Note with Aaron Suen ($5,000) (5-10-12) (incorporated by reference to the Form 10-Q filed on July 19, 2012)

10.	Promissory Note with Aaron Suen ($5,000) (6-27-12) (incorporated by reference to the Form 10-Q filed on July 19, 2012)

10.6	Promissory Note with Aaron Suen ($5,000) (7-6-12) (incorporated by reference to the Form 10-Q filed on July 19, 2012)

10.7	Promissory Note with Aaron Suen ($10,000) (September 2012) (incorporated by reference to the Form 10-Q filed on October 15, 2012)

10.8	Second Amendment to Revolving Line of Credit with Aaron Suen (incorporated by reference to the Form 10-Q filed on October 15, 2012)

10.9*	Promissory Note with Aaron Suen ($10,000)

10.10*	Third Amendment to Revolving Line of Credit with Aaron Suen

31*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.