Form 10-K
period 2013-02-28
VIM BEVERAGE, INC.
filed 2013-06-13
CIK 1478087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes  ☒ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $0, as there was no public market for the registrant’s common stock as of June 13, 2013.

At June 13, 2013, there were 5,595,000 shares of the Issuer's common stock outstanding.

FORM 10-K

FOR THE FISCAL YEAR ENDED FEBRUARY 28, 2013

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

References in this Annual Report on Form 10-K, unless another date is stated, are to February 28, 2013. As used herein, the "Company," “VIM,” “Vim Beverage”, "we," "us," "our" and words of similar meaning refer to Vim Beverage, Inc.

ITEM 1. Business

History

We were incorporated as a Nevada corporation on March 31, 2008. We have had no material operations to date. Moving forward, we intend to manufacture and formulate for sale, bottled water, vitamin enhanced flavored water, and unique concentrated energy water. It is our intention to develop a business concept that blends health nutrition, lifestyle, and water, in one complete package with unique design and marketing elements. We anticipate gathering our water, which will be the basis of all our products, from a glacial source; however, we do not currently have any agreements in place relating to the acquisition or extraction of such water or the location of such source. We also plan to concentrate on producing water with extremely low total dissolved solids. We plan to market our product line as an alternative to sugar-laden sodas and fruit juices.

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

Going Concern

We have funded our initial operations through the issuance of 5,595,000 shares of capital stock for net proceeds of $64,500, as well as advance of $65,000 from our president Mr. Aaron Suen. Due to the uncertainty of our ability to generate sufficient revenues from our operating activities and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due, in their report on our financial statements for the fiscal year ended February 28, 2013, our registered independent auditors included additional comments indicating concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our registered independent auditors. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

To date, our cash flow requirements have been primarily met by equity and debt financings. Management expects to keep operating costs to a minimum until cash is available through financing or operating activities. Management plans to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. If we are unable to generate sufficient revenues or to obtain additional funds for our working capital needs, we may need to cease or curtail operations.

Furthermore, there is no assurance the net proceeds from any successful financing arrangement will be sufficient to cover cash requirements during the initial stages of the Company's operations. For these reasons, our independent registered auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Competition

In our current business, we face competition in all areas of our revenue generating segments. As we explore strategic opportunities, we will face significant competitive challenges because we have limited operating experience in the industry, a limited financial condition compared to most competitors and a lack of revenue since the Company’s inception. Most of our competitors have longer operating histories, greater name recognition, larger and more established client bases and significantly greater financial and marketing resources than we do. These competitors are able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential clients.

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

Research and Development Activities

Other than time spent researching our current business and strategic opportunities we have not spent any funds on research and development activities to date.

Compliance with Environmental Laws

We are not aware of any environmental laws that have been enacted, nor are we aware of any such laws being contemplated for the future, that impact issues specific to our business.

Employees

As of the date of this report, we have two employees, Aaron Suen and Candice Suen, both of whom are not paid any salary or accruing any salary. Currently, Mr. Suen is the Company’s Chief Executive Officer, President, Secretary and Director; Ms. Suen is the Company’s Vice President of Operations and Director; and will be responsible for Asian marketing for the Company. Mr. Suen and Ms. Suen both have employment separate from the Company’s operations, and therefore they are only able to spend a limited amount of time on the Company’s operations. The Company does not have an employment agreement with Mr. Suen or Ms. Suen. Ms. Suen is the sister of Mr. Suen.

ITEM 1A. Risk Factors

The Company's business is subject to the following Risk Factors:

Risks Related to Our Business and Industry

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

We Require Additional Capital in Order to Take the Necessary Steps to Commence Our Business.

We have budgeted the need for approximately $426,800 of additional funding during the next twelve months to commence our business operations and produce our initial product line as planned, which amount includes marketing expenses of up to $200,000. Currently, we do not have sufficient available funds to develop the marketing and advertising materials or fund other operating and general and administrative expenses necessary to commence our business. Further, the Company does not have the funds available to hire independent contractors. We plan to utilize funds available under the line of credit from Aaron Suen, our Chief Executive Officer and Director, to pay the expenses associated with our reporting and operations expenses for the next approximately 12 months, provided that the amount available under such line of credit will not be sufficient for us to continue our business plan. If we cannot secure additional financing, the start of our business and operations could be impaired by limitations on our access to capital. There can be no assurance that capital from outside sources will be available, or if such financing is available, that it will be on terms that management deems sufficiently favorable. If we are unable to obtain additional financing upon terms that management deems sufficiently favorable, or at all, it would have a material adverse impact upon our ability to commence our business operations and pursue our expansion strategy. We have had limited operations to date and did not generate any revenues during the years ended February 28, 2013 and February 29, 2012. In the event we do not raise additional capital from conventional sources, it is likely that we may need to scale back or curtail implementing our business plan, which could cause any securities in the Company to be worthless.

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

Our “Affiliates” Exercise Majority Voting Control over the Company, Therefore Exercise Control over Corporate Decisions Including the Appointment of New Directors.

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

Our Officers and Directors Have Other Employment outside of the Company, so May Not Be Able to Devote Sufficient Time to Our Operations.

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

Our Losses Raise Substantial Doubt As to Whether We Can Continue As A Going Concern.

We had working capital deficit of $67,250 as of February 28, 2013 and cumulative operating losses through February 28, 2013 of $131,750. These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot generate revenues, obtain additional financing and/or attain profitable operations. As such, our independent auditors have raised substantial doubt as to our ability to continue as a going concern in their audited financial statements attached hereto. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment in us could become devalued or worthless.

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

Our Growth Will Place Significant Strains On Our Resources.

Since inception on March 31, 2008, the Company has had little operations. The Company is currently in the development stage, with little operations, and has not generated any revenues since inception. The Company's growth, if any, is expected to place a significant strain on the Company's managerial, operational and financial resources as the Company currently has only two employees and the Company will likely continue to have limited employees in the future. Furthermore, assuming the Company releases its products and establishes a customer base, it will be required to manage multiple relationships with various distributors and other third parties. These requirements will be exacerbated in the event of further growth of the Company or in the number of its distribution contracts. There can be no assurance that the Company's systems, procedures or controls will be adequate to support the Company's operations or that the Company will be able to achieve the rapid execution necessary to successfully offer its services and implement its business plan. The Company's future operating results, if any, will also depend on its ability to add additional personnel commensurate with the growth of its business, if any. If the Company is unable to manage growth effectively, the Company's business, results of operations and financial condition will be adversely affected.

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

Our Bylaws Limit the Liability of, and Provide Indemnification for Our Officers and Directors.

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

We lack proper internal controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management has identified certain material weaknesses relating to our internal controls and procedures. Due to the size and nature of the Company, segregation of all conflicting duties may not always be possible or economically feasible. However, to the extent possible, management plans to implement procedures to assure the initiation of transactions, the custody of assets, the recording of transactions and the approval of reports will be performed by separate individuals. We believe that the foregoing steps will remediate the deficiencies identified and we continue to monitor the effectiveness of these steps and make any changes that management deems appropriate. Additionally, management compensates for the lack of segregation of duties by employing close involvement of management in day to day operations and outsourcing to financial consultants, thereby minimizing the materiality of the impact of such limitations.

Risks Relating To the Company’s Securities

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

ITEM 2. Properties

We do not hold ownership or leasehold interest in any property. The Company’s President and Director, Aaron Suen, currently supplies the Company the use of office space free of charge. The office space encompasses approximately 200 square feet. Neither the Company nor Mr. Suen currently have any plan of seeking alternative arrangements for the Company’s office space and/or changing the terms of the Company’s use of such office space.

ITEM 3. Legal Proceedings

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder are an adverse party or has a material interest adverse to us.

ITEM 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock was approved for quotation on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol “VIMB.OB”, but no shares of common stock have traded and there is currently no active public market for our common stock.

Holders

As of June 13, 2013, we had 5,595,000 shares of common stock issued and outstanding held by approximately 32 shareholders of record.

Dividends

We have not declared or paid any cash dividends to date, and we do not anticipate paying any dividends in the foreseeable future.  We intend to devote any earnings to fund the operations and the development of our business.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sale of Unregistered Securities

None.

Item 6. Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or our behalf. We disclaim any obligation to update forward-looking statements.

Results of Operations

Years Ended February 28, 2013 and February 29, 2012

We did not generate any revenues during the year ended February 28, 2013 and the year ended February 29, 2012; and have not generated any revenues to date.

We incurred operating expenses in the amount of $41,166 for the year ended February 28, 2013, compared to $33,217 for the year ended February 29, 2012, an increase in operating expenses of $7,949 from the prior period.  Operating expenses for both periods consisted of general and administrative expenses. Legal fees increased from $11,393 for the year ended February 29, 2012 to $13,650 for the year ended February 28, 2013, an increase in legal fees of $2,257 from 2012 to 2013; Accounting, auditors’ review fees and audit fees increased from $12,545 for the year ended February 29, 2012 to $18,000 for the year ended February 28, 2013, an increase in accounting and audit fees of $5,455 from 2012 to 2013; Filing and listing expenses increased from $2,808 for the year ended February 29, 2012 to $6,317 for the year ended February 28, 2013, an increase in filing and listing expenses of $3, 509 from 2012 to 2013; Transfer agent fees decreased from $6,000 for the year ended February 29, 2012 to $2,110 for the year ended February 28, 2013, a decrease in transfer agent fees of $3, 890 from 2012 to 2013.

We had interest expense of $5,096 for the year ended February 28, 2013, compared to interest expense of $855 for the year ended February 29, 2012, both were accrued on the amounts owed on the Line of Credit, which were $60,000 and $25,000 at February 28, 2013 and February 29, 2012, respectively.

We had a net loss of $46,262 for the year ended February 28, 2013, compared to a net loss of $34,072 for the year ended February 29, 2012, an increase in net loss of $12,190 from the prior period.

Liquidity and Capital Resources

We have not generated any revenues from our proposed business operations to date.

We had total assets, consisting solely of current asset of cash of $451 as of February 28, 2013.

We had total liabilities consisting solely of current liabilities of $67,701 as of February 28, 2013, which included $1,750 of accounts payable and accrued liabilities, $60,000 of amounts borrowed under the Line of Credit and $5,951 of accrued and unpaid interest on the Line of Credit.

We had negative working capital of $67,250 and a total accumulated deficit of $131,750 as of February 28, 2013.

We had net cash flows used in operating activities of $42,414 for the year ended February 28, 2013, which included $46,262 of net loss offset by $5,096 of increase in accrued interest on Line of Credit and $1,248 of decrease of accounts payable and accrued liabilities.

We had $35,000 of net cash from financing activities for the year ended February 28, 2013, which was solely due to $35,000 borrowed under the Line of Credit.

We sold 5,000,000 shares of common stock to two purchasers in March 2008. The purchasers purchased the shares at a price of $0.001 per common share for total cash consideration of $2,500 each.

We sold 595,000 shares of common stock through a private placement to accredited investors from March 2008 to February 2009 and raised $59,500 at $0.10 per share.

In March 2011, we entered into a Revolving Line of Credit Agreement with Aaron Suen, our Chief Executive Officer and Director, who agreed to loan us up to $50,000 under a Revolving Line of Credit (the “Line of Credit”) as requested by the Company from time to time (on a revolving basis)(each an “Advance”) until March 25, 2012, pursuant to the terms of the Line of Credit, which Line of Credit was subsequently extended until December 31, 2012.  Any amounts borrowed under the Line of Credit will be evidenced by a separate promissory note (each a “Note”) and bear interest at the rate of 12% per annum, provided that if an event of default occurs (as provided in the Line of Credit or the Note), such outstanding amount bears interest at the rate of 15% per annum until paid in full.  The maturity date of each Note was originally March 25, 2012, but was extended until December 31, 2012 in connection with the First Amendment to Revolving Line of Credit, and was subsequently extended until December 31, 2013.  In October, 2012, Mr. Suen increased the credit limit of the Revolving Line of Credit Agreement to $100,000. The Company had borrowed $60,000 under the Line of Credit as of February 28, 2013 and had borrowed $65,000 under the Line of Credit as of the date of this report.   We plan to utilize the Line of Credit to pay our reporting and operations expenses for the next approximately 12 months, provided that the amount available under such Line of Credit will not be sufficient for us to continue our business plan or begin our operations as discussed above.

We must raise additional funds or generate revenues from sales in order to fund our continuing operations.  We may not be successful in our efforts to raise additional funds or achieve profitable operations. Even if we are able to raise additional funds through the sale of our securities or through the issuance of debt securities, or loans from our directors or financial institutions our cash needs could be greater than anticipated in which case we could be forced to raise additional capital.

At the present time, we have no commitments for any additional financing, and there can be no assurance that, if needed, additional capital will be available to us on commercially acceptable terms or at all. These conditions raise substantial doubt as to our ability to continue as a going concern, which may make it more difficult for us to raise additional capital when needed. If we cannot get the needed capital, we may not be able to become profitable and may have to curtail or cease our operations.

Due to the "start up" nature of our business, we expect to incur losses as we explore strategies and business opportunities. To date, our cash flow requirements have been primarily met by equity and debt financing. Management expects to keep operating costs to a minimum until sufficient cash is available through financing or operating activities. Management plans to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favourable terms, if at all. If we are unable to generate sufficient profits or unable to obtain additional funds for our working capital needs, we may need to cease or curtail operations. Furthermore, there is no assurance the net proceeds from any successful financing arrangement will be sufficient to cover cash requirements during the initial stages of our operations. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern.  However, the Company has not generated revenues since inception and has an accumulated deficit of $131,750 as of February 28, 2013.  The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Due to the uncertainty of our ability to meet our current operating expenses, in their report on the annual financial statements for the year ended February 28 2013, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Management anticipates that the Company will be dependent, for the near future, on additional loans from directors and additional investment capital, primarily from its shareholders, to fund operating expenses. The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Future Financings

We anticipate that additional funding will be required in the form of debt and/or equity financing. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or debts to meet our obligations over the next twelve months. We do not have any arrangements in place for any future equity financing.

Off-Balance Sheet Arrangements

As of February 28, 2013 and the date of this report, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 8. Financial Statements and Supplementary Data

TABLE OF CONTENTS TO FINANCIAL STATEMENTS

Page
Financial Statements

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets as of February 28, 2013 and February 29, 2012	F-2

Statements of Operations for the years ended February 28, 2013 and February 29, 2012, and the period from March 31, 2008 (inception) through February 28, 2013	F-3

Statements of Cash Flows for the years ended February 28, 2013 and February 29, 2012, and the period from March 31, 2008 (inception) through February 28, 2013	F-4

Statement of Shareholders’ Equity (Deficit) for the period from March 31, 2008 (inception) through February 28, 2013	F-5

Notes to Financial Statements	F-6

LBB & ASSOCIATES LTD., LLP
10260 Westheimer Road, Suite 310
Houston, TX 77042
Phone: (713) 800-4343 Fax: (713) 456-2408

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Vim Beverage, Inc.
(A Developmental Stage Company)
Central Hong Kong

We have audited the accompanying balance sheets of Vim Beverage, Inc. (the “Company”) as of February 28, 2013 and February 29, 2012, and the related statements of operations, shareholders' equity (deficit), and cash flows for the years then ended and the period from March 31, 2008 (inception) to February 28, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vim Beverage, Inc. as of February 28, 2013 and February 29, 2012, and the results of its operations and its cash flows for the years then ended and the period from March 31, 2008 (inception) to February 28, 2013 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company's absence of revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2014 raise substantial doubt about its ability to continue as a going concern. The 2013 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP
LBB & Associates Ltd., LLP

Houston, Texas
June 11, 2013

VIM BEVERAGE, INC.
(A Development Stage Company)
BALANCE SHEETS

	February 28, 2013 $	February 29, 2012 $

ASSETS

CURRENT ASSETS

Cash	451	7,865

Total Current Assets	451	7,865

Total Assets	451	7,865

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

LIABILITIES

CURRENT LIABILITIES

Accounts payable and accrued liabilities	1,750	2,998
Line of credit – related party	60,000	25,000
Accrued interest on line of credit – related party	5,951	855

Total Current Liabilities	67,701	28,853

Total Liabilities	67,701	28,853

SHAREHOLDERS’ EQUITY (DEFICIT)

Common stock, $.001 par value, 30,000,000 shares authorized, 5,595,000 shares issued and outstanding	5,595	5,595
Additional paid in capital	58,905	58,905
Deficit accumulated during the development stage	(131,750)	(85,488)

Total Shareholders’ Equity (Deficit)	(67,250)	(20,988)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	451	7,865

The accompanying notes are an integral part of these financial statements

VIM BEVERAGE, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Year Ended February 28, 2013 $	Year Ended February 29, 2012 $	March 31, 2008 (Inception) to February 28, 2013 $
EXPENSES

General and administrative	41,166	33,217	126,349

Total Expenses	41,166	33,217	126,349
Loss from Operations	(41,166)	(33,217)	(126,349)

OTHER INCOME (EXPENSE)
Interest expense	(5,096)	(855)	(5,951)
Interest income	-	-	550

Total Other Income (Expense)	(5,096)	(855)	(5,401)

NET LOSS	(46,262)	(34,072)	(131,750)

NET LOSS PER SHARE:
BASIC AND DILUTED	(0.01)	(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	5,595,000	5,595,000

The accompanying notes are an integral part of these financial statements

VIM BEVERAGE, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Year Ended February 28, 2013 $	Year Ended February 29, 2012 $	March 31, 2008 (Inception) to February 28, 2013 $
CASH FLOWS USED IN OPERATING ACTIVITIES

Net loss	(46,262)	(34,072)	(131,750)

Changes in operating assets and liabilities:

Accrued interest on line of credit – related party	5,096	855	5,951
Accounts payable and accrued liabilities	(1,248)	1,693	1,750

Net Cash Used in Operating Activities	(42,414)	(31,524)	(124,049)

CASH FLOWS FROM FINANCING ACTIVITIES

Advance from related party – line of credit	35,000	25,000	60,000
Cash received from sale of common stock	–	–	64,500

Net Cash From Financing Activities	35,000	25,000	124,500

NET CHANGE IN CASH	(7,414)	(6,524)	451

CASH – BEGINNING	7,865	14,389	–

CASH – ENDING	451	7,865	451

Supplemental Cash Flow Information:

Cash paid for:
Interest	–	–	–
Income taxes	–	–	–

The accompanying notes are an integral part of these financial statements

VIM BEVERAGE, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
Period from March 31, 2008 (Inception) through February 28, 2013

	Common stock		Additional Paid-in	Subscription	Accumulated Deficit during The Development
	Shares	Amount $	Capital $	receivables $	Stage $	Total $

Issuance of common stock for cash to founders	5,000,000	5,000	–	(5,000)	–	–
Issuance of common stock for cash	595,000	595	58,905	–	–	59,500
Net loss	–	–	–	–	(11,893)	(11,893)
Balance, February 28, 2009	5,595,000	5,595	58,905	(5,000)	(11,893)	47,607
Collection of subscription receivables	–	–	–	5,000	–	5,000
Net loss	–	–	–	–	(26,686)	(26,686)
Balance, February 28, 2010	5,595,000	5,595	58,905	–	(38,579)	25,921
Net loss	–	–	–	–	(12,837)	(12,837)
Balance, February 28, 2011	5,595,000	5,595	58,905	–	(51,416)	13,084
Net loss	–	–	–	–	(34,072)	(34,072)
Balance, February 29, 2012	5,595,000	5,595	58,905	–	(85,488)	(20,988)
Net loss	–	–	–	–	(46,262)	(46,262)
Balance, February 28, 2013	5,595,000	5,595	58,905	–	(131,750)	(67,250)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company complies with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) for its characterization of the Company as development stage.

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

Financial Instruments

The Company’s financial instruments as defined by FASB ASC 825-10-50 include cash, accounts payable and line of credit. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at February 28, 2013.

The Company does not have any assets or liabilities measured at fair market value on a recurring basis at February 28, 2013 or February 29, 2012. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the years ended February 28, 2013 or February 29, 2012.

Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Fair value of financial instruments

Under the FASB ASC 820, “Fair Value Measurements and Disclosures”, the Company is permitted to elect to measure financial instruments and certain other items at fair value, with the change in fair value recorded in earnings. We elected not to measure any eligible items using the fair value option. Consistent with Fair Value Measurement Topic of the FASB ASC, we implemented guidelines relating to the disclosure of our methodology for periodic measurement of our assets and liabilities recorded at fair market value.

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

The Company’s Level 1 assets primarily include cash and cash equivalents. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities. The carrying amounts of accounts payable, amounts due to related parties, and shareholder loans, approximate their fair values due to the immediate or short-term maturities of these financial instruments. We have no level 2 or 3 assets or liabilities.

Foreign Currency Translation

The financial statements are presented in United States dollars. In accordance with ASC 830, ‘‘Foreign Currency Matters’’, foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non-monetary assets and liabilities are translated at the exchange rates prevailing at the transaction date. Revenue and expenses are translated at average rates of exchange during the year. Gains or losses resulting from foreign currency transactions are included in results of operations.

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

Income Taxes

The Company accounts for income taxes under FASB ASC 740 “Income Taxes.” Under the assets and liability method of FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change inn tax rates is recognized in come in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not the Company will not realize tax assets through future operations.

New Adopted Accounting Pronouncements

Management does not expect the future adoption of any recently issued accounting pronouncement to have a significant impact on its financial position, results of operations, or cash flows.

NOTE 3 – COMMON STOCK

The authorized stock of the Company consists of 30,000,000 common shares with par value of $0.001.

At inception on March 31, 2008, the Company issued 5,000,000 shares of stock to its founding shareholders for $5,000 of subscription receivables. The subscription receivables were collected during the year ended February 28, 2010.

During the period from inception (March 31, 2008) to February 28, 2009 the Company received cash of $59,500 for 595,000 common shares at $0.10 per share.

As at February 28, 2013, the Company had 5,595,000 shares issued and outstanding.

NOTE 4 – RELATED PARTY TRANSACTIONS

In March 2011, the Company entered into a Revolving Line of Credit Agreement with Mr. Aaron Suen, a Company director and officer. Mr. Suen has agreed to advance up to $50,000 at an annual interest rate of 12%. The agreement expired on March 25, 2012, was extended until December 31, 2012, and has subsequently been extended until December 31, 2013. In October 2012, Mr. Suen increased the credit limit of the Revolving Line of Credit Agreement to $100,000. In the event of default all past due principal and interest shall bear interest at the rate of 15% per annum.

As of February 28, 2013, the Company had a balance of $60,000 owed to Mr. Suen and recorded accrued interest of $5,951. The balances owed to Mr. Suen are unsecured.

NOTE 5 – INCOME TAXES

The provision for refundable Federal income tax consists of the following:

	Year Ended	Year Ended
	February 28, 2013	February 29, 2012
Federal income tax attributable to:
Current Operations	$16,000	11,500
Less, Change in valuation allowance	(16,000)	(11,500)
Net amount	$-	-

The cumulative tax effect at the expected rate of 34% of significant items comprising the Company’s net deferred tax amount is as follows:

	February 28,	February 29,
	2013	2012
Deferred tax asset attributable to:
Net operating loss carryforward	$44,500	28,500
Less, valuation allowance	(44,500)	(28,500)
Net deferred tax asset	$-	-

At February 28, 2013, the Company had an unused net operating loss carryover of approximating $131,000 that is available to offset future taxable income, which will expire beginning in 2029.

NOTE 6 – SUBSEQUENT EVENT

During April, 2013, Mr. Suen advanced an additional $5,000 to the Company in accordance with the Revolving Line of Credit Agreement.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate, to allow for timely decisions regarding required disclosure. As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer Mr. Aaron Suen who is also our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.

Based on the foregoing, Mr. Aaron Suen concluded that as of and for the year ended February 28, 2013, our disclosure controls and procedures are not effective due to the Company’s limited internal audit functions.  Due to the size and nature of the Company, segregation of all conflicting duties may not always be possible or economically feasible.  However, to the extent possible, the Company plans to implement procedures to assure the initiation of transactions, the custody of assets the recording of transactions and the approval of reports will be performed by separate individuals. The Company believes that the foregoing steps will remediate the significant deficiency identified above, and the Company continues to monitor the effectiveness of these steps and make any changes that management deems appropriate.  The Company does not believe that the impact of the limitations are material as the Company compensates for the lack of segregation of duties by employing close involvement of management day to day operations and outsourcing to financial consultants.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Management has employed a framework consistent with Exchange Act Rule 13a-15(c), to evaluate internal control over financial reporting described below. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including our principal executive officer Mr. Aaron Suen who is also our principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of and for the year ended February 28, 2013.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. As a result of this assessment, Mr. Suen concluded that, as of and for the year ended February 28, 2013, our internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles as of the year ended February 28, 2013.

The conclusion that our internal control over financial reporting was not effective was due to the presence of the weaknesses identified above with respect to our disclosure controls and procedures. We anticipate effective internal control over financial reporting once we rectify our deficiencies in our disclosure controls and procedures. However, due to the limited size of our operations and the fact that our sole director and officer approves and carries out all the transactions and reviews and approves all reports, the impact of the ineffective internal control over our financial reporting is immaterial.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age and position of our Directors and executive officers. There are no other persons who can be classified as a promoter or controlling person of us. Our officers and Directors are as follows:

Name	Age	Position

Aaron Suen	37	Chief Executive Officer, President, Secretary and Director

Candice Suen	40	Vice President of Operations and Director

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

Involvement in Certain Legal Proceedings

During the past ten years, none of our officers, directors, promoters or control persons has been involved in any legal proceedings as described in Item 401(f) of Regulation S-K.

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

Meetings and Committees Of The Board Of Directors

During the fiscal year that ended on February 28, 2013, the Board held no meetings, provided that all actions taken by the Board were taken via written consent to action without a meeting.

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

Item 11. Executive Compensation

SUMMARY COMPENSATION TABLE
				Stock	Option	All Other
Name and principal		Salary	Bonus	Awards	Awards	Compensation*	Total
position	Year	($)	($)	($)	($)	($)	($)(1)

Aaron Suen	2013	Nil	Nil	Nil	Nil	Nil	Nil
CEO, President, Secretary and Director	2012	Nil	Nil	Nil	Nil	Nil	Nil

Candice Suen	2013	Nil	Nil	Nil	Nil	Nil	Nil
Vice President And Director	2012	Nil	Nil	Nil	Nil	Nil	Nil

* Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000.  No executive officer earned any non-equity incentive plan compensation or nonqualified deferred compensation during the periods reported above. Other than the individual listed above, we had no executive employees or Directors during the years listed above. There have been no changes in the Company’s compensation policies since February 28, 2013.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters

The following table presents certain information regarding the beneficial ownership of all shares of common stock as of June 13, 2013 by (i) each person who owns beneficially more than five percent (5%) of the outstanding shares of common stock based on 5,595,000 shares outstanding as of June 13, 2013, (ii) each of our Directors, (iii) each named executive officer, and (iv) all Directors and officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and/or investing power with respect to securities. These rules generally provide that shares of common stock subject to options, warrants or other convertible securities that are currently exercisable or convertible, or exercisable or convertible within 60 days of June 13, 2013, are deemed to be outstanding and to be beneficially owned by the person or group holding such options, warrants or other convertible securities for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group.

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

In March 2011, we entered into the $50,000 Revolving Line of Credit Agreement with Aaron Suen, our Chief Executive Officer and Director. The Line of Credit Agreement was subsequently amended and is described in greater detail above under “Liquidity and Capital Resources.”

The Company had borrowed $60,000 under the Line of Credit as of February 28, 2013 and $65,000 as of the date of this report.

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed by our independent auditors, LBB & Associates Ltd., LLP, for professional services rendered for the audit of our annual financial statements included in our Form S-1 Registration Statement and amendments thereto and for the audit of our annual financial statements included in our Form S-1 Registration Statement and amendments thereto and our Annual Report on Form 10-K for the year ended February 28, 2013, were:

Fee Category	Year Ended February 28, 2013	Year Ended February 29, 2012

Audit Related Fees	$14,340	$13,700
Tax Fees	-	-
All Other Fees	-	-

Total Fees	$14,340	$13,700

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit listing.

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation (incorporated by reference to the Registration statement filed on Form S-1 on December 24, 2009)

3.2	Bylaws (incorporated by reference to the Registration statement filed on Form S-1 on December 24, 2009)

10.1	Revolving Line of Credit with Aaron Suen (incorporated by reference to the Registration statement filed on Form S-1/A on July 11, 2011)

10.2	Promissory Note with Aaron Suen ($10,000) (incorporated by reference to the Registration statement filed on Form S-1/A on September 30, 2011)

10.3	First Amendment to Revolving Line of Credit with Aaron Suen (incorporated by reference to the Form 10-Q filed on April 16, 2012)

10.4	Promissory Note with Aaron Suen ($5,000) (5-10-12) (incorporated by reference to the Form 10-Q filed on July 19, 2012)

10.5	Promissory Note with Aaron Suen ($5,000) (6-27-12) (incorporated by reference to the Form 10-Q filed on July 19, 2012)

10.6	Promissory Note with Aaron Suen ($5,000) (7-6-12) (incorporated by reference to the Form 10-Q filed on July 19, 2012)

10.7	Promissory Note with Aaron Suen ($10,000) (September 2012) (incorporated by reference to the Form 10-Q filed on October 15, 2012)

10.8	Second Amendment to Revolving Line of Credit with Aaron Suen (incorporated by reference to the Form 10-Q filed on October 15, 2012)

10.9	Promissory Note with Aaron Suen ($10,000) (incorporated by reference to the Form 10-Q filed on January 22, 2013)

10.10	Third Amendment to Revolving Line of Credit with Aaron Suen(incorporated by reference to the Form 10-Q filed on January 22, 2013)

31*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

VIM BEVERAGE, INC.

Date:	June 13, 2013	By:	/s/ Aaron Suen
Aaron Suen
Chief Executive Officer
(Principal Executive Officer), and Chief Financial Officer (Principal Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Aaron Suen	By:	/s/ Candice Suen
	Aaron Suen Chief Executive Officer (Principal Executive Officer), and Chief Financial Officer (Principal Accounting Officer)		Candice Suen Vice President and Director

Date:	June 13, 2013	Date:	June 13, 2013