Form 10-Q
period 2013-05-31
VIM BEVERAGE, INC.
filed 2013-07-22
CIK 1478087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2013

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

At July 22, 2013, there were 5,595,000 shares of the Issuer's common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIM BEVERAGE, INC.
(A Development Stage Company)
BALANCE SHEETS

	May 31, 2013 $ (Unaudited)	February 28, 2013 $

ASSETS

CURRENT ASSETS

Cash	4,302	451

Total Current Assets	4,302	451

Total Assets	4,302	451

LIABILITIES AND SHAREHOLDERS’ DEFICIT

LIABILITIES

CURRENT LIABILITIES

Accounts payable and accrued liabilities	9,775	1,750
Line of credit – related party	65,000	60,000
Accrued interest on line of credit – related party	7,827	5,951

Total Current Liabilities	82,602	67,701

Total Liabilities	82,602	67,701

SHAREHOLDERS’ DEFICIT

Common stock, $.001 par value, 30,000,000 shares authorized, 5,595,000 shares issued	5,595	5,595
Additional paid in capital	58,905	58,905
Deficit accumulated during the development stage	(142,800)	(131,750)

Total Shareholders’ Deficit	(78,300)	(67,250)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	4,302	451

The accompanying notes are an integral part of these financial statements

VIM BEVERAGE, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended May 31, 2013 $	Three Months Ended May 31, 2012 $	March 31, 2008 (Inception) to May 31, 2013 $

EXPENSES

General and administrative	9,174	12,621	135,523

Total Expenses	9,174	12,621	135,523
Loss from Operations	(9,174)	(12,621)	(135,523)

OTHER INCOME (EXPENSE)
Interest expense	(1,876)	(783)	(7,827)
Interest income	-	-	550

Total Other Income (Expense)	(1,876)	(783)	(7,277)

NET LOSS	(11,050)	(13,404)	(142,800)

NET LOSS PER SHARE: BASIC AND DILUTED	(0.00)	(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	5,595,000	5,595,000

The accompanying notes are an integral part of these financial statements

VIM BEVERAGE, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended May 31, 2013 $	Three Months Ended May 31, 2012 $	March 31, 2008 (Inception) to May 31, 2013 $

CASH FLOWS USED IN OPERATING ACTIVITIES

Net loss	(11,050)	(13,404)	(142,800)

Changes in operating assets and liabilities:

Accrued interest on line of credit – related party	1,876	783	7,827
Accounts payable and accrued liabilities	8,025	3,252	9,775

Net Cash Used in Operating Activities	(1,149)	(9,369)	(125,198)

CASH FLOWS FROM FINANCING ACTIVITIES

Advance from related party – line of credit	5,000	5,000	65,000
Cash received from sale of common stock	-	-	64,500

Net Cash From Financing Activities	5,000	5,000	129,500

NET CHANGE IN CASH	3,851	(4,369)	4,302

CASH – BEGINNING	451	7,865	-

CASH – ENDING	4,302	3,496	4,302

Supplemental Cash Flow Information:

Cash paid for:
Interest	-	-	-
Income taxes	-	-	-

The accompanying notes are an integral part of these financial statements

VIM BEVERAGE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2013
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

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $142,800 as of May 31, 2013 and further losses are anticipated in the development of its business. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of May 31, 2013, the Company had a balance of $65,000 owed to Mr. Suen and recorded accrued interest of $7,827. The balances owed to Mr. Suen are unsecured.

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

References in this Quarterly Report on Form 10-Q, unless another date is stated, are to May 31, 2013. As used herein, the "Company," “VIM,” “Vim Beverage”, "we," "us," "our" and words of similar meaning refer to Vim Beverage, Inc.

Overview

We were incorporated in the state of Nevada on March 31, 2008. We are a development stage company that has had no material operations to date. We intend to manufacture and formulate for sale, bottled water, vitamin enhanced flavored water, and a unique concentrated energy water. It is our intention to develop a business concept that blends health nutrition, lifestyle, and water, in one complete package with unique design and marketing elements.

Results of Operations

Three months Ended May 31, 2013 and May 31, 2012

We did not generate any revenues during the three months ended May 31, 2013 or the three months ended May 31, 2012, and have not generated any revenues to date.

We incurred operating expenses in the amount of $9,174 for the three months ended May 31, 2013, compared to $12,621 for the three months ended May 31, 2012, a decrease in operating expenses of $3,447 or 27% from the prior period. Operating expenses for both periods consisted of general and administrative expenses. The reason for the decrease in operating expenses was mainly due to decreased legal fees for the three months ended May 31, 2013.

We had interest expense of $1,876 for the three months ended May 31, 2013, compared to interest expense of $783 for the three months ended May 31, 2012, an increase of $1,093 or 140% from the prior period.  Interest expense was in connection with amounts owed on the Line of Credit, described below and increased due to the increase in funds extended under the Line of Credit during the three months ended May 31, 2013 from the three months ended May 31, 2012.

We had a net loss of $11,050 for the three months ended May 31, 2013, compared to a net loss of $13,404 for the three months ended May 31, 2012, an decrease in net loss of $2,354 or 18% from the prior period.

Liquidity and Capital Resources

We have not generated any revenues from our proposed business operations to date.

We had total assets, consisting solely of current assets of cash of $4,302 as of May 31, 2013.

We had total liabilities consisting solely of current liabilities of $82,602 as of May 31, 2013, which included $9,775 of accounts payable and accrued liabilities, $65,000 of amounts borrowed under the Line of Credit and $7,827 of accrued and unpaid interest on the Line of Credit.

We had negative working capital of $78,300 and a total accumulated deficit of $142,800 as of May 31, 2013.

We had net cash flows used in operating activities of $1,149 for the three months ended May 31, 2013, which included $11,050 of net loss offset by $1,876 of increase in accrued interest on Line of Credit and $8,025 of increase of accounts payable and accrued liabilities.

We had $5,000 of net cash from financing activities for the three months ended May 31, 2013, which was solely due to $5,000 borrowed under the Line of Credit.

In March 2011, we entered into a Revolving Line of Credit Agreement with Aaron Suen, our Chief Executive Officer and Director, who agreed to loan us up to $50,000 under a Revolving Line of Credit (the “Line of Credit”) as requested by the Company from time to time (on a revolving basis)(each an “Advance”) until March 25, 2012, pursuant to the terms of the Line of Credit, which Line of Credit was subsequently extended until December 31, 2012 and again to December 31, 2013.  Any amounts borrowed under the Line of Credit will be evidenced by a separate promissory note (each a “Note”) and bear interest at the rate of 12% per annum, provided that if an event of default occurs (as provided in the Line of Credit or the Note), such outstanding amount bears interest at the rate of 15% per annum until paid in full.  The maturity date of each Note was originally March 25, 2012, but was extended until December 31, 2012 in connection with the First Amendment to Revolving Line of Credit and to December 31, 2013, in connection with the Third Amendment to the Revolving Line of Credit entered into in January 2013, and effective December 31, 2012.  The Company had borrowed $65,000 under the Line of Credit as of May 31, 2013. In October 2012, Mr. Suen increased the credit limit of the Line of Credit to $100,000.  The Line of Credit has an available balance of $35,000 as of the date of this filing.  We plan to utilize the Line of Credit to pay our reporting and operations expenses for the next approximately 12 months, provided that the amount available under such Line of Credit will not be sufficient for us to continue our business plan or begin our operations as discussed above.

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

Our plan of operation for the next twelve months is to continue our filings with the Commission and attempt to raise additional funding through the sale of debt or equity securities to enable us to produce our first planned product line, VIM Pure (as described above) at a total estimated cost of $426,800, which funds we do not currently have.  We plan to use funds available from our Line of Credit to support our operations and pay the filing expenses associated with our filings with the Commission for approximately the next 12 months, or until we are able to raise sufficient funding to continue our business plan and begin the production of our first product line. If we are unable to raise adequate working capital for the remainder of 2013 and 2014, we will be restricted in the implementation of our business plan, the production of our planned products may be delayed, and we may be forced to abandon our current business plan.

Plan of Operation

Over the next twelve months we believe we will need $50,000 to carry out our ongoing operations and to expand our operations which will come from additional financing.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern.  However, the Company has not generated revenues since inception and has an accumulated deficit of $142,800 as of May 31, 2013.  The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

We have funded our initial operations with $58,800 from issuances of common shares and $150,000 from issuances of two promissory notes. Due to the uncertainty of our ability to generate sufficient revenues from our operating activities and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due, in their report on our financial statements for the fiscal year ended December 31, 2012, our registered independent auditors included additional comments indicating concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our registered independent auditors. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Critical Accounting Policies

See Note 1 to the financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), we are not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer who is also our principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer who is also our principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, particularly during the period when this report was being prepared. However, because we have limited transactions which are all approved, carried out and reviewed by our sole director and officer, the impact of the limitations are not material.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes to the Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2013:

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
________________
* Filed herewith

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

VIM BEVERAGE, INC.

DATED: July 22, 2013	By:	/s/ Aaron Suen
Aaron Suen
Chief Executive Officer (Principal Executive Officer), and Chief Financial Officer (Principal Accounting Officer)