Form 10-Q
period 2013-08-31
VIM BEVERAGE, INC.
filed 2013-10-21
CIK 1478087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2013

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

At October 21, 2013, there were 5,595,000 shares of the Issuer's common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIM BEVERAGE, INC.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	August 31, 2013 $	February 28, 2013 $

ASSETS

CURRENT ASSETS
Cash	3,699	451
Total Current Assets	3,699	451
Total Assets	3,699	451

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	15,802	1,750
Due to related party	819	-
Line of credit – related party	65,000	60,000
Accrued interest on line of credit – related party	9,793	5,951
Total Current Liabilities	91,414	67,701
Total Liabilities	91,414	67,701

SHAREHOLDERS’ DEFICIT
Common stock, $.001 par value, 30,000,000 shares authorized, 5,595,000 shares issued	5,595	5,595
Additional paid in capital	58,905	58,905
Deficit accumulated during the development stage	(152,215)	(131,750)
Total Shareholders’ Deficit	(87,715)	(67,250)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	3,699	451

The accompanying notes are an integral part of these financial statements

VIM BEVERAGE, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended August 31, 2013 $	Three Months Ended August 31, 2012 $	Six Months Ended August 31, 2013 $	Six Months Ended August 31, 2012 $	March 31, 2008 (Inception) to August 31, 2013 $

EXPENSES
General and administrative	7,449	14,335	16,623	26,956	142,972

Total Expenses	7,449	14,335	16,623	26,956	142,972
Loss from Operations	(7,449)	(14,335)	(16,623)	(26,956)	(142,972)

OTHER INCOME (EXPENSE)
Interest expense	(1,966)	(1,114)	(3,842)	(1,897)	(9,793)
Interest income	-	-	-	-	550

Total Other Income (Expense)	(1,966)	(1,114)	(3,842)	(1,897)	(9,243)

NET LOSS	(9,415)	(15,449)	(20,465)	(28,853)	(152,215)

NET LOSS PER SHARE: BASIC AND DILUTED	(0.00)	(0.00)	(0.00)	(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	5,595,000	5,595,000	5,595,000	5,595,000

The accompanying notes are an integral part of these financial statements

VIM BEVERAGE, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended August 31, 2013 $	Six Months Ended August 31, 2012 $	March 31, 2008 (Inception) to August 31, 2013 $

CASH FLOWS USED IN OPERATING ACTIVITIES

Net loss	(20,465)	(28,853)	(152,215)

Changes in operating assets and liabilities:
Accrued interest on line of credit – related party	3,842	1,897	9,793
Due to related party	819	–	819
Accounts payable	14,052	7,886	15,802

Net Cash Used in Operating Activities	(1,752)	(19,070)	(125,801)

CASH FLOWS FROM FINANCING ACTIVITIES

Advance from related party – line of credit	5,000	15,000	65,000
Cash received from sale of common stock	–	–	64,500

Net Cash From Financing Activities	5,000	15,000	129,500

NET CHANGE IN CASH	3,248	(4,070)	3,699

CASH – BEGINNING	451	7,865	–

CASH – ENDING	3,699	3,795	3,699

Supplemental Cash Flow Information:

Cash paid for:
Interest	–	–	–
Income taxes	–	–	–

The accompanying notes are an integral part of these financial statements

VIM BEVERAGE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2013
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

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $152,215 as of August 31, 2013 and further losses are anticipated in the development of its business. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of August 31, 2013, the Company had a balance of $65,000 owed to Mr. Suen and recorded accrued interest of $9,793. The balances owed to Mr. Suen are unsecured.

During the six months ended August 31, 2013 Mr. Suen made payments of $819 on behalf of the Company. The amount is unsecured, non-interest bearing and repayable upon demand.

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

References in this Quarterly Report on Form 10-Q, unless another date is stated, are to August 31, 2013. As used herein, the "Company," “VIM,” “Vim Beverage”, "we," "us," "our" and words of similar meaning refer to Vim Beverage, Inc.

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

Results of Operations

Three months Ended August 31, 2013 and August 31, 2012

We did not generate any revenues during the three months ended August 31, 2013 or the three months ended August 31, 2012, and have not generated any revenues to date.

We incurred operating expenses in the amount of $7,449 for the three months ended August 31, 2013, compared to $14,335 for the three months ended August 31, 2012, a decrease in operating expenses of $6,886 or 48% from the prior period.  Operating expenses for both periods consisted of general and administrative expenses.  The reason for the decrease in operating expenses was mainly due to decreased legal fees for the three months ended August 31, 2013.

We had interest expense of $1,966 for the three months ended August 31, 2013, compared to interest expense of $1,114 for the three months ended August 31, 2012, an increase of $852 or 76% from the prior period.  Interest expense was in connection with amounts owed on the Line of Credit, described below and increased due to the increase in funds extended under the Line of Credit during the three months ended August 31, 2013 from the three months ended August 31, 2012.

We had a net loss of $9,415 for the three months ended August 31, 2013, compared to a net loss of $15,449 for the three months ended August 31, 2012, a decrease in net loss of $6,034 or 39% from the prior period.

Six months Ended August 31, 2013 and August 31, 2012

We did not generate any revenues during the six months ended August 31, 2013 or the six months ended August 31, 2012, and have not generated any revenues to date.

We incurred operating expenses in the amount of $16,623 for the six months ended August 31, 2013, compared to $26,956 for the six months ended August 31, 2012, a decrease in operating expenses of $10,333 or 38% from the prior period.  Operating expenses for both periods consisted of general and administrative expenses.  The reason for the decrease in operating expenses was mainly due to decreased legal fees for the six months ended August 31, 2013.

We had interest expense of $3,842 for the six months ended August 31, 2013, compared to interest expense of $1,897 for the six months ended August 31, 2012, an increase of $1,945 or 103% from the prior period.  Interest expense was in connection with amounts owed on the Line of Credit, described below and increased due to the higher Line of Credit balance during the six months ended August 31, 2013 compared to the six months ended August 31, 2012.

We had a net loss of $20,465 for the six months ended August 31, 2013, compared to a net loss of $28,853 for the six months ended August 31, 2012, a decrease in net loss of $8,388 or 29% from the prior period.

Liquidity and Capital Resources

We have not generated any revenues from our proposed business operations to date.

We had total assets, consisting solely of current assets of cash of $3,699 as of August 31, 2013.

We had total liabilities consisting solely of current liabilities of $91,414 as of August 31, 2013, which included $15,802 of accounts payable, $819 due to related party, $65,000 of amounts borrowed under the Line of Credit and $9,793 of accrued and unpaid interest on the Line of Credit.

We had negative working capital of $87,715 and a total accumulated deficit of $152,215 as of August 31, 2013.

We had net cash flows used in operating activities of $1,752 for the six months ended August 31, 2013, which included $20,465 of net loss offset by $3,842 of increase in accrued interest on Line of Credit, $14,025 of increase of accounts payable and $819 increase in due to related party.

We had $5,000 of net cash from financing activities for the six months ended August 31, 2013, which was solely due to $5,000 borrowed under the Line of Credit.

In March 2011, we entered into a Revolving Line of Credit Agreement with Aaron Suen, our Chief Executive Officer and Director, who agreed to loan us up to $50,000 under a Revolving Line of Credit (the “Line of Credit”) as requested by the Company from time to time (on a revolving basis)(each an “Advance”) until March 25, 2012, pursuant to the terms of the Line of Credit, which Line of Credit was subsequently extended until December 31, 2012 and again to December 31, 2013. Any amounts borrowed under the Line of Credit will be evidenced by a separate promissory note (each a “Note”) and bear interest at the rate of 12% per annum, provided that if an event of default occurs (as provided in the Line of Credit or the Note), such outstanding amount bears interest at the rate of 15% per annum until paid in full. The Company had borrowed $65,000 under the Line of Credit as of August 31, 2013. In October 2012, Mr. Suen increased the credit limit of the Line of Credit to $100,000. The Line of Credit has an available balance of $35,000 as of the date of this filing. We plan to utilize the Line of Credit to pay our reporting and operations expenses for the next approximately 12 months, provided that the amount available under such Line of Credit will not be sufficient for us to continue our business plan or begin our operations as discussed above.

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

Our plan of operation for the next twelve months is to continue our filings with the Commission and attempt to raise additional funding through the sale of debt or equity securities to enable us to produce VIM Pure, our first planned product at a total estimated cost of $426,800, which funds we do not currently have. We plan to use funds available from our Line of Credit to support our operations and pay the filing expenses associated with our filings with the Commission for approximately the next 12 months, or until we are able to raise sufficient funding to continue our business plan and begin the production of our first product line. If we are unable to raise adequate working capital for the remainder of 2013 and 2014, we will be restricted in the implementation of our business plan, the production of our planned products may be delayed, and we may be forced to abandon our current business plan.

Plan of Operation

Over the next twelve months we believe we will need $50,000 to carry out our ongoing operations and to expand our operations which will come from additional financing.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern.  However, the Company has not generated revenues since inception and has an accumulated deficit of $152,215 as of August 31, 2013.  The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

We have funded our initial operations with $64,500 from issuances of common shares and $65,000 from extending a line of credit. Due to the uncertainty of our ability to generate sufficient revenues from our operating activities and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due, in their report on our financial statements for the fiscal year ended February 29, 2013, our registered independent auditors included additional comments indicating concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our registered independent auditors. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

VIM BEVERAGE, INC.

DATED: October 21, 2013	By:	/s/ Aaron Suen
Aaron Suen
Chief Executive Officer (Principal Executive Officer), and Chief Financial Officer (Principal Accounting Officer)