Form 10-Q
period 2013-11-30
VIM BEVERAGE, INC.
filed 2014-01-21
CIK 1478087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013

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

At January 21, 2014, there were 5,595,000 shares of the Issuer's common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIM BEVERAGE, INC.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	November 30, 2013	February 28, 2013
	$	$
ASSETS

CURRENT ASSETS
Cash	3,699	451
Total Current Assets	3,699	451
Total Assets	3,699	451

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	4,719	1,750
Due to related party	16,844	-
Line of credit – related party	65,000	60,000
Accrued interest on line of credit – related party	11,759	5,951
Total Liabilities	98,322	67,701

SHAREHOLDERS’ DEFICIT
Common stock, $.001 par value, 30,000,000 shares authorized, 5,595,000 shares issued	5,595	5,595
Additional paid in capital	58,905	58,905
Deficit accumulated during the development stage	(159,123)	(131,750)
Total Shareholders’ Deficit	(94,623)	(67,250)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	3,699	451

The accompanying notes are an integral part of these financial statements

VIM BEVERAGE, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended November 30, 2013	Three Months Ended November 30, 2012	Nine Months Ended November 30, 2013	Nine Months Ended November 30, 2012	March 31, 2008 (Inception) to November 30, 2013
	$	$	$	$	$
EXPENSES
General and administrative	4,942	7,223	21,565	34,179	147,914
Total Expenses	4,942	7,223	21,565	34,179	147,914
Loss from Operations	(4,942)	(7,223)	(21,565)	(34,179)	(147,914)

OTHER INCOME (EXPENSE)
Interest expense	(1,966)	(1,456)	(5,808)	(3,353)	(11,759)
Interest income	-	-	-	-	550

Total Other Income (Expense)	(1,966)	(1,456)	(5,808)	(3,353)	(11,209)

NET LOSS	(6,908)	(8,679)	(27,373)	(37,532)	(159,123)

NET LOSS PER SHARE: BASIC AND DILUTED	(0.00)	(0.00)	(0.00)	(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	5,595,000	5,595,000	5,595,000	5,595,000

The accompanying notes are an integral part of these financial statements

VIM BEVERAGE, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended November 30, 2013	Nine Months Ended November 30, 2012	March 31, 2008 (Inception) to November 30, 2013
	$	$	$
CASH FLOWS USED IN OPERATING ACTIVITIES

Net loss	(27,373)	(37,532)	(159,123)

Changes in operating assets and liabilities:
Accrued interest on line of credit – related party	5,808	3,353	11,759
Due to related party	16,844	–	16,844
Accounts payable	2,969	3,297	4,719

Net Cash Used in Operating Activities	(1,752)	(30,882)	(125,801)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from related party – line of credit	5,000	25,000	65,000
Cash received from sale of common stock	–	–	64,500

Net Cash From Financing Activities	5,000	25,000	129,500

NET CHANGE IN CASH	3,248	(5,882)	3,699

CASH – BEGINNING	451	7,865	–

CASH – ENDING	3,699	1,983	3,699

Supplemental Cash Flow Information:

Cash paid for:
Interest	–	–	–
Income taxes	–	–	–

The accompanying notes are an integral part of these financial statements

VIM BEVERAGE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
November 30, 2013
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Vim Beverage, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-K filed on June 13, 2013. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2013 as reported in Form 10-K, have been omitted.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $159,123 as of November 30, 2013 and further losses are anticipated in the development of its business. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 2 – RELATED PARTY TRANSACTIONS

In March 2011, the Company entered into a Revolving Line of Credit Agreement with Mr. Aaron Suen, a Company director and officer. Mr. Suen has agreed to advance up to $50,000 at an annual interest rate of 12%. The agreement expired on March 25, 2012, and has subsequently been extended until December 31, 2014. In October 2012, Mr. Suen increased the credit limit of the Revolving Line of Credit Agreement to $100,000. In the event of default all past due principal and interest shall bear interest at the rate of 15% per annum.

As of November 30, 2013, the Company had a balance of $65,000 owed to Mr. Suen and recorded accrued interest of $11,759. The balances owed to Mr. Suen are unsecured.

During the nine months ended November 30, 2013 Mr. Suen made payments of $16,844 on behalf of the Company. The amount is unsecured, non-interest bearing and repayable upon demand.

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

References in this Quarterly Report on Form 10-Q, unless another date is stated, are to November 30, 2013. As used herein, the "Company," “VIM,” “Vim Beverage”, "we," "us," "our" and words of similar meaning refer to Vim Beverage, Inc.

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

Results of Operations

Three months Ended November 30, 2013 and November 30, 2012

We did not generate any revenues during the three months ended November 30, 2013 or the three months ended November 30, 2012, and have not generated any revenues to date.

We incurred operating expenses in the amount of $4,942 for the three months ended November 30, 2013, compared to $7,223 for the three months ended November 30, 2012, a decrease in operating expenses of $2,281 or 32% from the prior period. Operating expenses for both periods consisted of general and administrative expenses. The reason for the decrease in operating expenses was mainly due to decreased legal fees for the three months ended November 30, 2013.

We had interest expense of $1,966 for the three months ended November 30, 2013, compared to interest expense of $1,456 for the three months ended November 30, 2012, an increase of $510 or 35% from the prior period. Interest expense was in connection with amounts owed on the Line of Credit, described below and increased due to the increase in funds extended under the Line of Credit during the three months ended November 30, 2013 from the three months ended November 30, 2012.

We had a net loss of $6,908 for the three months ended November 30, 2013, compared to a net loss of $8,679 for the three months ended November 30, 2012, a decrease in net loss of $1,771 or 20% from the prior period.

Nine months Ended November 30, 2013 and November 30, 2012

We did not generate any revenues during the nine months ended November 30, 2013 or the nine months ended November 30, 2012, and have not generated any revenues to date.

We incurred operating expenses in the amount of $21,565 for the nine months ended November 30, 2013, compared to $34,179 for the nine months ended November 30, 2012, a decrease in operating expenses of $12,614 or 37% from the prior period. Operating expenses for both periods consisted of general and administrative expenses. The reason for the decrease in operating expenses was mainly due to decreased legal fees for the nine months ended November 30, 2013.

We had interest expense of $5,808 for the nine months ended November 30, 2013, compared to interest expense of $3,353 for the nine months ended November 30, 2012, an increase of $2,455 or 73% from the prior period. Interest expense was in connection with amounts owed on the Line of Credit, described below and increased due to the higher Line of Credit balance during the nine months ended November 30, 2013 compared to the nine months ended November 30, 2012.

We had a net loss of $27,373 for the nine months ended November 30, 2013, compared to a net loss of $37,532 for the nine months ended November 30, 2012, a decrease in net loss of $10,159 or 27% from the prior period.

Liquidity and Capital Resources

We have not generated any revenues from our proposed business operations to date.

We had total assets, consisting solely of current assets of cash of $3,699 as of November 30, 2013.

We had total liabilities consisting solely of current liabilities of $98,322 as of November 30, 2013, which included $4,719 of accounts payable, $16,844 due to related party, $65,000 of amounts borrowed under the Line of Credit and $11,759 of accrued and unpaid interest on the Line of Credit.

We had negative working capital of $94,623 and a total accumulated deficit of $159,123 as of November 30, 2013.

We had net cash flows used in operating activities of $1,752 for the nine months ended November 30, 2013, which included $27,373 of net loss offset by $5,808 of increase in accrued interest on Line of Credit, $2,969 of increase of accounts payable and $16,844 increase in due to related party.

We had $5,000 of net cash from financing activities for the nine months ended November 30, 2013, which was solely due to $5,000 borrowed under the Line of Credit.

In March 2011, we entered into a Revolving Line of Credit Agreement with Aaron Suen, our Chief Executive Officer and Director, who agreed to loan us up to $50,000 under a Revolving Line of Credit (the “Line of Credit”) as requested by the Company from time to time (on a revolving basis)(each an “Advance”) until March 25, 2012, pursuant to the terms of the Line of Credit, which Line of Credit was subsequently extended until December 31, 2014. Any amounts borrowed under the Line of Credit will be evidenced by a separate promissory note (each a “Note”) and bear interest at the rate of 12% per annum, provided that if an event of default occurs (as provided in the Line of Credit or the Note), such outstanding amount bears interest at the rate of 15% per annum until paid in full. The Company had borrowed $65,000 under the Line of Credit as of November 30, 2013. In October 2012, Mr. Suen increased the credit limit of the Line of Credit to $100,000. The Line of Credit has an available balance of $35,000 as of the date of this filing. We plan to utilize the Line of Credit to pay our reporting and operations expenses for the next approximately 12 months, provided that the amount available under such Line of Credit will not be sufficient for us to continue our business plan or begin our operations as discussed above.

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

Our plan of operation for the next twelve months is to continue our filings with the Commission and attempt to raise additional funding through the sale of debt or equity securities to enable us to produce VIM Pure, our first planned, VIM Pure at a total estimated cost of $426,800, which funds we do not currently have. We plan to use funds available from our Line of Credit to support our operations and pay the filing expenses associated with our filings with the Commission for approximately the next 12 months, or until we are able to raise sufficient funding to continue our business plan and begin the production of our first product line. If we are unable to raise adequate working capital for the remainder of 2014, we will be restricted in the implementation of our business plan, the production of our planned products may be delayed, and we may be forced to abandon our current business plan.

Plan of Operation

Over the next twelve months we believe we will need $50,000 to carry out operations. To expand our operations which we will require additional financing.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. However, the Company has not generated revenues since inception and has an accumulated deficit of $159,123 as of November 30, 2013. The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes to the Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

31 *	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 *	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
______________
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

VIM BEVERAGE, INC.

Dated: January 21, 2014	By:	/s/ Aaron Suen
Aaron Suen
Chief Executive Officer (Principal Executive Officer), and Chief Financial Officer (Principal Accounting Officer)