Form 10-K
period 2014-02-28
VIM BEVERAGE, INC.
filed 2014-06-13
CIK 1478087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Commission File Number: 333-164033

VIM BEVERAGE, INC.
(Exact name of registrant as specified in its charter)

NEVADA	26-1855590
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1301 Bank of America Tower, Suite 1132 12 Harcourt Road, Central Hong Kong	N/A
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 852-2115-9628

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☒ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $0, as there was no public market for the registrant’s common stock as of June 13, 2014.

At June 13, 2014, there were 5,595,000 shares of the Issuer's common stock outstanding.

FORM 10-K

FOR THE FISCAL YEAR ENDED FEBRUARY 28, 2014

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

References in this Annual Report on Form 10-K, unless another date is stated, are to February 28, 2014. As used herein, the "Company," “VIM,” “Vim Beverage”, "we," "us," "our" and words of similar meaning refer to Vim Beverage, Inc.

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

Going Concern

We have funded our initial operations through the issuance of 5,595,000 shares of capital stock for net proceeds of $64,500, as well as advance of $65,000 from our president Mr. Aaron Suen. Due to the uncertainty of our ability to generate sufficient revenues from our operating activities and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due, in their report on our financial statements for the fiscal year ended February 28, 2014, our registered independent auditors included additional comments indicating concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our registered independent auditors. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We Require Additional Capital in Order to Take the Necessary Steps to Commence Our Business.

We have budgeted the need for approximately $426,800 of additional funding during the next twelve months to commence our business operations and produce our initial product line as planned, which amount includes marketing expenses of up to $200,000. Currently, we do not have sufficient available funds to develop the marketing and advertising materials or fund other operating and general and administrative expenses necessary to commence our business. Further, the Company does not have the funds available to hire independent contractors. We plan to utilize funds available under the line of credit from Aaron Suen, our Chief Executive Officer and Director, to pay the expenses associated with our reporting and operations expenses for the next approximately 12 months, provided that the amount available under such line of credit will not be sufficient for us to continue our business plan. If we cannot secure additional financing, the start of our business and operations could be impaired by limitations on our access to capital. There can be no assurance that capital from outside sources will be available, or if such financing is available, that it will be on terms that management deems sufficiently favorable. If we are unable to obtain additional financing upon terms that management deems sufficiently favorable, or at all, it would have a material adverse impact upon our ability to commence our business operations and pursue our expansion strategy. We have had limited operations to date and did not generate any revenues during the years ended February 28, 2014 and 2013. In the event we do not raise additional capital from conventional sources, it is likely that we may need to scale back or curtail implementing our business plan, which could cause any securities in the Company to be worthless.

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

Our Losses Raise Substantial Doubt As to Whether We Can Continue As A Going Concern.

We had working capital deficit of $101,415 as of February 28, 2014 and cumulative operating losses through February 28, 2014 of $165,915. These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot generate revenues, obtain additional financing and/or attain profitable operations. As such, our independent auditors have raised substantial doubt as to our ability to continue as a going concern in their audited financial statements attached hereto. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if we cannot continue as a going concern, your investment in us could become devalued or worthless.

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

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock was approved for quotation on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol “VIMB.OB”, but no shares of common stock have traded and there is currently no active public market for our common stock.

Holders

As of June 13, 2014, we had 5,595,000 shares of common stock issued and outstanding held by approximately 32 shareholders of record.

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

Results of Operations

Years Ended February 28, 2014 and 2013

We did not generate any revenue during the year ended February 28, 2014 or 2013; and have not generated any revenue to date.

We incurred operating expenses in the amount of $26,391 for the year ended February 28, 2014, compared to $41,166 for the year ended February 28, 2013, a decrease in operating expenses of $14,775 from the prior period. Operating expenses for both periods consisted of general and administrative expenses.

Legal fees decreased from $13,650 for the year ended February 28, 2013 to $669 for the year ended February 28, 2014, a decrease in legal fees of $12,981 or 95.1%; Accounting, auditors’ review fees and audit fees increased from $18,000 for the year ended February 28, 2013 to $19,400 in 2014, an increase in accounting and audit fees of $1,400 or 7.8%; Filing and listing expenses decreased from $6,317 for the year ended February 28, 2013 to $3,234 for the year ended February 28, 2014, a decrease in filing and listing expenses of $3,083 or 48.8%; Transfer agent fees increased from $2,110 for the year ended February 28, 2013 to $2,350, an increase of $240 or 11.4%.

We had interest expense of $7,774 for the year ended February 28, 2014, compared to interest expense of $5,096 for the year ended February 28, 2013, both were accrued on the amounts owed on the Line of Credit, which were $65,000 and $60,000 at February 28, 2014 and 2013, respectively.

We had a net loss of $34,165 for the year ended February 28, 2014, compared to a net loss of $46,262 for the year ended February 28, 2013, a decrease in net loss of $12,097 from the prior period.

Liquidity and Capital Resources

We have not generated any revenues from our proposed business operations to date.

We had total assets, consisting solely of current asset of cash of $3,652 as of February 28, 2014.

We had total liabilities consisting solely of current liabilities of $105,067 as of February 28, 2014, which included $8,898 of accounts payable, due to related party of $17,444, $65,000 of amounts borrowed under the Line of Credit and $13,725 of accrued and unpaid interest on the Line of Credit.

We had negative working capital of $101,415 and a total accumulated deficit of $165,915 as of February 28, 2014.

We had net cash flows used in operating activities of $1,799 for the year ended February 28, 2014.

We had $5,000 of net cash from financing activities for the year ended February 28, 2014, which was solely due to the $5,000 borrowed under the Line of Credit.

We sold 5,000,000 shares of common stock to two purchasers in March 2008. The purchasers purchased the shares at a price of $0.001 per common share for total cash consideration of $2,500 each.

We sold 595,000 shares of common stock through a private placement to accredited investors from March 2008 to February 2009 and raised $59,500 at $0.10 per share.

In March 2011, we entered into a Revolving Line of Credit Agreement with Aaron Suen, our Chief Executive Officer and Director, who agreed to loan us up to $50,000 under a Revolving Line of Credit (the “Line of Credit”) as requested by the Company from time to time (on a revolving basis)(each an “Advance”) until March 25, 2012, pursuant to the terms of the Line of Credit, which Line of Credit was subsequently extended until December 31, 2012. Any amounts borrowed under the Line of Credit will be evidenced by a separate promissory note (each a “Note”) and bear interest at the rate of 12% per annum, provided that if an event of default occurs (as provided in the Line of Credit or the Note), such outstanding amount bears interest at the rate of 15% per annum until paid in full. The maturity date of each Note was originally March 25, 2012, but was extended until December 31, 2012 in connection with the First Amendment to Revolving Line of Credit, and was subsequently extended until December 31, 2014. In October, 2012, Mr. Suen increased the credit limit of the Revolving Line of Credit Agreement to $100,000. The Company had borrowed $65,000 under the Line of Credit as of February 28, 2014 and had borrowed $65,000 under the Line of Credit as of the date of this report. We plan to utilize the Line of Credit to pay our reporting and operations expenses for the next approximately 12 months, provided that the amount available under such Line of Credit will not be sufficient for us to continue our business plan or begin our operations as discussed above.

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

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. However, the Company has not generated revenues since inception and has an accumulated deficit of $165,915 as of February 28, 2014. The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Due to the uncertainty of our ability to meet our current operating expenses, in their report on the annual financial statements for the year ended February 28, 2014, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Off-Balance Sheet Arrangements

As of February 28, 2014 and the date of this report, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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
10260 Westheimer Road, Suite 310
Houston, TX 77042
Phone: (713) 800-4343 Fax: (713) 456-2408

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Vim Beverage, Inc.
(A Developmental Stage Company)
Central Hong Kong

We have audited the accompanying balance sheets of Vim Beverage, Inc. (the “Company”) as of February 28, 2014 and 2013, and the related statements of operations, shareholders' equity (deficit), and cash flows for the years then ended and the period from March 31, 2008 (inception) to February 28, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vim Beverage, Inc. as of February 28, 2014 and 2013, and the results of its operations and its cash flows for the years then ended and the period from March 31, 2008 (inception) to February 28, 2014 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company's absence of revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2015 raise substantial doubt about its ability to continue as a going concern. The 2014 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP
LBB & Associates Ltd., LLP

Houston, Texas
June 13, 2014

VIM BEVERAGE, INC.
(A Development Stage Company)
BALANCE SHEETS

	February 28, 2014	February 28, 2013
	$	$
ASSETS
CURRENT ASSETS
Cash	3,652	451

Total Current Assets	3,652	451

Total Assets	3,652	451

LIABILITIES AND SHAREHOLDERS’ DEFICIT
LIABILITIES

CURRENT LIABILITIES
Accounts payable	8,898	1,750
Due to related party	17,444	–
Line of credit – related party	65,000	60,000
Accrued interest on line of credit – related party	13,725	5,951

Total Current Liabilities	105,067	67,701

Total Liabilities	105,067	67,701

SHAREHOLDERS’ DEFICIT
Common stock, $.001 par value, 30,000,000 shares authorized, 5,595,000 shares issued and outstanding	5,595	5,595
Additional paid in capital	58,905	58,905
Deficit accumulated during the development stage	(165,915)	(131,750)

Total Shareholders’ Deficit	(101,415)	(67,250)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	3,652	451

The accompanying notes are an integral part of these financial statements

VIM BEVERAGE, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Year Ended February 28, 2014	Year Ended February 28, 2013	March 31, 2008 (Inception) to February 28, 2014
	$	$	$
EXPENSES
General and administrative	26,391	41,166	152,740

Total Expenses	26,391	41,166	152,740
Loss from Operations	(26,391)	(41,166)	(152,740)

OTHER INCOME (EXPENSE)
Interest expense	(7,774)	(5,096)	(13,725)
Interest income	–	–	550

Total Other Income (Expense)	(7,774)	(5,096)	(13,175)

NET LOSS	(34,165)	(46,262)	(165,915)

NET LOSS PER SHARE: BASIC AND DILUTED	(0.01)	(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	5,595,000	5,595,000

The accompanying notes are an integral part of these financial statements

VIM BEVERAGE, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Year Ended February 28, 2014	Year Ended February 28, 2013	March 31, 2008 (Inception) to February 28, 2014
	$	$	$
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	(34,165)	(46,262)	(165,915)
Changes in operating assets and liabilities:
Due to related party	17,444	–	17,444
Accrued interest on line of credit – related party	7,774	5,096	13,725
Accounts payable	7,148	(1,248)	8,898
Net Cash Used in Operating Activities	(1,799)	(42,414)	(125,848)

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from related party – line of credit	5,000	35,000	65,000
Cash received from sale of common stock	–	–	64,500
Net Cash From Financing Activities	5,000	35,000	129,500

NET CHANGE IN CASH	3,201	(7,414)	3,652

CASH – BEGINNING	451	7,865	–

CASH – ENDING	3,652	451	3,652

Supplemental Cash Flow Information:

Cash paid for:
Interest	$–	$–	$–
Income taxes	$–	$–	$–

The accompanying notes are an integral part of these financial statements

VIM BEVERAGE INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
Period from March 31, 2008 (Inception) through February 28, 2014

	Common stock		Additional Paid-in	Subscription	Accumulated Deficit during The Development
	Shares	Amount	Capital	receivables	Stage	Total
		$	$	$	$	$

Issuance of common stock for cash to founders	5,000,000	5,000	–	(5,000)	–	–
Issuance of common stock for cash	595,000	595	58,905	–	–	59,500
Net loss	–	–	–	–	(11,893)	(11,893)
Balance, February 28, 2009	5,595,000	5,595	58,905	(5,000)	(11,893)	47,607
Collection of subscription receivables	–	–	–	5,000	–	5,000
Net loss	–	–	–	–	(26,686)	(26,686)
Balance, February 28, 2010	5,595,000	5,595	58,905	–	(38,579)	25,921
Net loss	–	–	–	–	(12,837)	(12,837)
Balance, February 28, 2011	5,595,000	5,595	58,905	–	(51,416)	13,084
Net loss	–	–	–	–	(34,072)	(34,072)
Balance, February 29, 2012	5,595,000	5,595	58,905	–	(85,488)	(20,988)
Net loss	–	–	–	–	(46,262)	(46,262)
Balance, February 28, 2013	5,595,000	5,595	58,905	–	(131,750)	(67,250)
Net loss	–	–	–	–	(34,165)	(34,165)
Balance, February 28, 2014	5,595,000	5,595	58,905	–	(165,915)	(101,415)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company complies with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 915 for its characterization of the Company as development stage.

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

Financial Instruments

The Company’s financial instruments as defined by FASB ASC 825-10-50 include cash, accounts payable and line of credit. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at February 28, 2014.

The Company does not have any assets or liabilities measured at fair market value on a recurring basis at February 28, 2014 or February 28, 2013. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the years ended February 28, 2014 or February 28, 2013.

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

As at February 28, 2014, the Company had 5,595,000 shares issued and outstanding.

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

As of February 28, 2014, the Company had a balance of $65,000 owed to Mr. Suen and recorded accrued interest of $13,725. The balances owed to Mr. Suen are unsecured.

During the year ended February 28, 2014 Mr. Suen made payments of $17,444 on behalf of the Company. The amount is unsecured, non-interest bearing and repayable upon demand until February 28, 2014. From March 1, 2014 these advances bear an annual simple interest rate of 12%.

NOTE 5 – INCOME TAXES

The provision for refundable Federal income tax consists of the following:

	Year Ended	Year Ended
	February 28, 2014	February 28, 2013
Federal income tax attributable to:
Current Operations	$11,600	16,000
Less, Change in valuation allowance	(11,600)	(16,000)
Net amount	$–	–

The cumulative tax effect at the expected rate of 34% of significant items comprising the Company’s net deferred tax amount is as follows:

	February 28,	February 29,
	2014	2013
Deferred tax asset attributable to:
Net operating loss carryforward	$56,100	44,500
Less, valuation allowance	(56,100)	(44,500)
Net deferred tax asset	$–	–

At February 28, 2014, the Company had an unused net operating loss carryover of approximating $165,000 that is available to offset future taxable income, which will expire beginning in 2029.

NOTE 6 – SUBSEQUENT EVENT

Subsequent to February 28, 2014, Mr. Suen made payments of $5,109 on behalf of the Company, which is non-interest bearing, unsecured and repayable upon demand until May 31, 2014. From June 1, 2014 these advances bear an annual simple interest rate of 12%.

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

Based on the foregoing, Mr. Aaron Suen concluded that as of and for the year ended February 28, 2014, our disclosure controls and procedures are not effective due to the Company’s limited internal audit functions. Due to the size and nature of the Company, segregation of all conflicting duties may not always be possible or economically feasible. However, to the extent possible, the Company plans to implement procedures to assure the initiation of transactions, the custody of assets the recording of transactions and the approval of reports will be performed by separate individuals. The Company believes that the foregoing steps will remediate the significant deficiency identified above, and the Company continues to monitor the effectiveness of these steps and make any changes that management deems appropriate. The Company does not believe that the impact of the limitations are material as the Company compensates for the lack of segregation of duties by employing close involvement of management day to day operations and outsourcing to financial consultants.

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

Management, including our principal executive officer Mr. Aaron Suen who is also our principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of and for the year ended February 28, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. As a result of this assessment, Mr. Suen concluded that, as of and for the year ended February 28, 2014, our internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles as of the year ended February 28, 2014.

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

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age and position of our Directors and executive officers. There are no other persons who can be classified as a promoter or controlling person of us. Our officers and Directors are as follows:

Name	Age	Position

Aaron Suen	38	Chief Executive Officer, President, Secretary and Director

Candice Suen	41	Vice President of Operations and Director

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

Meetings and Committees of the Board Of Directors

During the fiscal year that ended on February 28, 2014, the Board held no meetings, provided that all actions taken by the Board were taken via written consent to action without a meeting.

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

ITEM 11. Executive Compensation

SUMMARY COMPENSATION TABLE
				Stock	Option	All Other
		Salary	Bonus	Awards	Awards	Compensation*	Total
Name and principal position	Year	($)	($)	($)	($)	($)	($)(1)

Aaron Suen
CEO, President,	2014	Nil	Nil	Nil	Nil	Nil	Nil
Secretary and Director	2013	Nil	Nil	Nil	Nil	Nil	Nil

Candice Suen	2014	Nil	Nil	Nil	Nil	Nil	Nil
Vice President and Director	2013	Nil	Nil	Nil	Nil	Nil	Nil

* Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000. No executive officer earned any non-equity incentive plan compensation or nonqualified deferred compensation during the periods reported above. Other than the individual listed above, we had no executive employees or Directors during the years listed above. There have been no changes in the Company’s compensation policies since February 28, 2014.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters

The following table presents certain information regarding the beneficial ownership of all shares of common stock as of June 13, 2014 by (i) each person who owns beneficially more than five percent (5%) of the outstanding shares of common stock based on 5,595,000 shares outstanding as of June 13, 2014, (ii) each of our Directors, (iii) each named executive officer, and (iv) all Directors and officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and/or investing power with respect to securities. These rules generally provide that shares of common stock subject to options, warrants or other convertible securities that are currently exercisable or convertible, or exercisable or convertible within 60 days of June 13, 2014, are deemed to be outstanding and to be beneficially owned by the person or group holding such options, warrants or other convertible securities for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group.

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

The Company had borrowed $65,000 under the Line of Credit as of February 28, 2014 and the date of this report.

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

ITEM 14. Principal Accounting Fees and Services

The aggregate fees billed by our independent auditors, LBB & Associates Ltd., LLP, for professional services rendered for the audit of our annual financial statements included in our Form S-1 Registration Statement and amendments thereto and for the audit of our annual financial statements included in our Form S-1 Registration Statement and amendments thereto and our Annual Report on Form 10-K for the year ended February 28, 2014 and 2013, were:

Fee Category	Year Ended February 28, 2014	Year Ended February 28, 2013

Audit Related Fees	$19,400	$18,000
Tax Fees	–	–
All Other Fees	–	–

Total Fees	$19,400	$18,000

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

Exhibit listing.

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation (incorporated by reference to the Registration statement filed on Form S-1 on December 24, 2009)

3.2	Bylaws (incorporated by reference to the Registration statement filed on Form S-1 on December 24, 2009)

10.1	Revolving Line of Credit with Aaron Suen (incorporated by reference to the Registration statement filed on Form S-1/A on July 11, 2011)

10.2	Promissory Note with Aaron Suen ($10,000) (incorporated by reference to the Registration statement filed on Form S-1/A on September 30, 2011)

10.3	First Amendment to Revolving Line of Credit with Aaron Suen (incorporated by reference to the Form 10-Q filed on April 16, 2012)

10.4	Promissory Note with Aaron Suen ($5,000) (5-10-12) (incorporated by reference to the Form 10-Q filed on July 19, 2012)

10.5	Promissory Note with Aaron Suen ($5,000) (6-27-12) (incorporated by reference to the Form 10-Q filed on July 19, 2012)

10.6	Promissory Note with Aaron Suen ($5,000) (7-6-12) (incorporated by reference to the Form 10-Q filed on July 19, 2012)

10.7	Promissory Note with Aaron Suen ($10,000) (September 2012) (incorporated by reference to the Form 10-Q filed on October 15, 2012)

10.8	Second Amendment to Revolving Line of Credit with Aaron Suen (incorporated by reference to the Form 10-Q filed on October 15, 2012)

10.9	Promissory Note with Aaron Suen ($10,000) (incorporated by reference to the Form 10-Q filed on January 22, 2013)

10.10	Third Amendment to Revolving Line of Credit with Aaron Suen(incorporated by reference to the Form 10-Q filed on January 22, 2013)

31*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
_______
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

VIM BEVERAGE, INC.

Date: June 13, 2014	By:	/s/ Aaron Suen
Aaron Suen
Chief Executive Officer (Principal Executive Officer), and Chief Financial Officer (Principal Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: June 13, 2014	By:	/s/ Aaron Suen
Aaron Suen Chief Executive Officer (Principal Executive Officer), and Chief Financial Officer (Principal Accounting Officer)

Date: June 13, 2014	By:	/s/ Candice Suen
Candice Suen Vice President and Director