Form 10-Q
period 2014-05-31
VIM BEVERAGE, INC.
filed 2014-07-21
CIK 1478087

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2014

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

Large accelerated file	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☒ No ☐

At July 21, 2014, there were 5,595,000 shares of the Issuer's common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIM BEVERAGE, INC.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	May 31, 2014 $	February 28, 2014 $

ASSETS

CURRENT ASSETS

Cash	3,652	3,652

Total Current Assets	3,652	3,652

Total Assets	3,652	3,652

LIABILITIES AND SHAREHOLDERS’ DEFICIT

LIABILITIES

CURRENT LIABILITIES

Accounts payable	5,414	8,898
Due to related party	23,076	17,444
Line of credit – related party	65,000	65,000
Accrued interest on line of credit – related party	15,675	13,725

Total Current Liabilities	109,165	105,067

Total Liabilities	109,165	105,067

SHAREHOLDERS’ DEFICIT

Common stock, $.001 par value, 30,000,000 shares authorized, 5,595,000 shares issued and outstanding at May 31, 2014 and February 28, 2014	5,595	5,595
Additional paid in capital	58,905	58,905
Deficit accumulated during the development stage	(170,013)	(165,915)

Total Shareholders’ Deficit	(105,513)	(101,415)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	3,652	3,652

The accompanying notes are an integral part of these financial statements

VIM BEVERAGE, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended May 31, 2014 $	Three Months Ended May 31, 2013 $	March 31, 2008 (Inception) to May 31, 2014 $

EXPENSES

General and administrative	1,625	9,174	154,365

Total Expenses	1,625	9,174	154,365
Loss from Operations	(1,625)	(9,174)	(154,365)

OTHER INCOME (EXPENSE)
Interest expense	(2,473)	(1,876)	(16,198)
Interest income	-	-	550

Total Other Income (Expense)	(2,473)	(1,876)	(15,648)

NET LOSS	(4,098)	(11,050)	(170,013)

NET LOSS PER SHARE: BASIC AND DILUTED	(0.00)	(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	5,595,000	5,595,000

The accompanying notes are an integral part of these financial statements

VIM BEVERAGE, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended May 31, 2014 $	Three Months Ended May 31, 2013 $	March 31, 2008 (Inception) to May 31, 2014 $

CASH FLOWS USED IN OPERATING ACTIVITIES

Net loss	(4,098)	(11,050)	(170,013)

Changes in operating assets and liabilities:

Accrued interest – related party	2,473	1,876	16,198
Accounts payable	(3,484)	8,025	5,414

Net Cash Used in Operating Activities	(5,109)	(1,149)	(148,401)

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from related party – line of credit	–	5,000	65,000
Due to related party	5,109	–	22,553
Cash received from sale of common stock	–	–	64,500

Net Cash From Financing Activities	5,109	5,000	152,053

NET CHANGE IN CASH	–	3,851	3,652

CASH – BEGINNING	3,652	451	–

CASH – ENDING	3,652	4,302	3,652

Supplemental Cash Flow Information:

Cash paid for:

Interest	$–	$–	$–
Income taxes	$–	$–	$–

The accompanying notes are an integral part of these financial statements

VIM BEVERAGE, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2014
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Vim Beverage, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-K filed on June 13, 2014. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2014 as reported in Form 10-K, have been omitted.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $170,013 as of May 31, 2014 and further losses are anticipated in the development of its business. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of May 31 and February 28, 2014, the Company had a balance of $65,000 owed to Mr. Suen and recorded accrued interest of $15,675 and $13,725 respectively. The balances owed to Mr. Suen are unsecured.

During the year ended February 28, 2014 Mr. Suen made payments of $17,444 on behalf of the Company. The amount is unsecured, non-interest bearing and repayable upon demand until February 28, 2014. From March 1, 2014 these advances bear an annual simple interest rate of 12%.

During the three months ended May 31, 2014, Mr. Suen made payments of $5,109 on behalf of the Company, which was non-interest bearing, unsecured and repayable upon demand until May 31, 2014. From June 1, 2014 these advances bear an annual simple interest rate of 12%.

NOTE 3 – SUBSEQUENT EVENT

Subsequent to May 31, 2014 Mr. Suen made payments of $4,849 on behalf of the Company. The advance is non-interest bearing, unsecured and repayable upon demand.

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

References in this Quarterly Report on Form 10-Q, unless another date is stated, are to May 31, 2014. As used herein, the "Company," “VIM,” “Vim Beverage”, "we," "us," "our" and words of similar meaning refer to Vim Beverage, Inc.

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

Results of Operations

Three months Ended May 31, 2014 and 2013

We did not generate any revenues during the three months ended May 31, 2014 or the three months ended May 31, 2013, and have not generated any revenues to date.

We incurred operating expenses in the amount of $1,625 for the three months ended May 31, 2014, compared to $9,174 for the three months ended May 31, 2013, a decrease in operating expenses of $7,549 from the prior period. Operating expenses for both periods consisted of general and administrative expenses. The reason for the decrease in operating expenses was mainly due to decreased legal fees for the three months ended May 31, 2014.

We had interest expense of $2,473 for the three months ended May 31, 2014, compared to interest expense of $1,876 for the three months ended May 31, 2013, an increase of $597 from the prior period. Interest expense was in connection with amounts owed on the Line of Credit and expenses paid by Mr. Aaron Suen on behalf of the Company, described below and increased due to the increase in balances owed to Mr. Suen during the three months ended May 31, 2014 from the three months ended May 31, 2013 and the fact that no interest was charged on expense paid by Mr. Suen until March 1, 2014.

We had a net loss of $4,098 for the three months ended May 31, 2014, compared to a net loss of $11,050 for the three months ended May 31, 2013, a decrease in net loss of $6,952 from the prior period.

Liquidity and Capital Resources

We have not generated any revenues from our proposed business operations to date.

We had total assets, consisting solely of current assets of cash of $3,652 as of May 31, 2014.

We had total liabilities consisting solely of current liabilities of $109,165 as of May 31, 2014, which included $5,414 of accounts payable, $23,076 due to related party, $65,000 of amounts borrowed under the Line of Credit and $15,675 of accrued and unpaid interest on the Line of Credit.

We had negative working capital of $105,513 and a total accumulated deficit of $170,013 as of May 31, 2014.

We had no change to our cash position during the three months ended May 31, 2014. Mr. Suen paid $5,109 on behalf of the Company during the three months ended May 31, 2014.

In March 2011, we entered into a Revolving Line of Credit Agreement with Aaron Suen, our Chief Executive Officer and Director, who agreed to loan us up to $50,000 under a Revolving Line of Credit (the “Line of Credit”) as requested by the Company from time to time (on a revolving basis)(each an “Advance”) until March 25, 2012, pursuant to the terms of the Line of Credit, which Line of Credit was subsequently extended until December 31, 2014. Any amounts borrowed under the Line of Credit will be evidenced by a separate promissory note (each a “Note”) and bear interest at the rate of 12% per annum, provided that if an event of default occurs (as provided in the Line of Credit or the Note), such outstanding amount bears interest at the rate of 15% per annum until paid in full. The Company had borrowed $65,000 under the Line of Credit as of May 31, 2014. In October 2012, Mr. Suen increased the credit limit of the Line of Credit to $100,000. The Line of Credit has an available balance of $35,000 as of the date of this filing. We plan to utilize the Line of Credit to pay our reporting and operations expenses for the next approximately 12 months, provided that the amount available under such Line of Credit will not be sufficient for us to continue our business plan or begin our operations as discussed above.

We do not currently have any formal commitments or identified sources of additional capital from third parties or from our officers, Directors or majority shareholders other than the Line of Credit and promissory notes, which we anticipate being sufficient to pay our filing obligations and expenses for approximately the next 12 months, but will not be sufficient for us to begin our business plan or produce any products. We can provide no assurance that if we require additional financing, it will be available on favorable terms, if at all. If we are not able to raise the capital necessary to continue our business operations, we may be forced to abandon or curtail our business plan and/or suspend our business activities.

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

Plan of Operation

Over the next twelve months we believe we will need $50,000 to carry out current operations. To expand our operations which we will require additional financing.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. However, the Company has not generated revenues since inception and has an accumulated deficit of $170,013 as of May 31, 2014. The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

We have funded our initial operations with $64,500 from issuances of common shares and $65,000 from extending a line of credit. Due to the uncertainty of our ability to generate sufficient revenues from our operating activities and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. In their report on our financial statements for the fiscal year ended February 28, 2014, our registered independent auditors included a concern about our ability to continue as a going concern. Our financial statements contain note disclosures describing the circumstances that led to this disclosure by our registered independent auditors. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes to the Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

31*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
______________
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIM BEVERAGE, INC.

DATED: July 21, 2014	By:	/s/ Aaron Suen
Aaron Suen
Chief Executive Officer (Principal Executive Officer), and Chief Financial Officer (Principal Accounting Officer)