Form 10-Q
period 2014-08-31
VIM BEVERAGE, INC.
filed 2014-10-20
CIK 1478087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2014

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ______________ to ______________

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

At October 20, 2014, there were 5,595,000 shares of the Issuer's common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIM BEVERAGE, INC.

(A Development Stage Company)

BALANCE SHEETS

(Unaudited)

	August 31, 2014	February 28, 2014
	$	$
ASSETS
CURRENT ASSETS
Cash	5,652	3,652

Total Current Assets	5,652	3,652

Total Assets	5,652	3,652

LIABILITIES AND SHAREHOLDERS’ DEFICIT
LIABILITIES
CURRENT LIABILITIES
Accounts payable	7,714	8,898
Due to related party	29,305	17,444
Line of credit – related party	70,000	65,000
Accrued interest on line of credit – related party	17,700	13,725

Total Current Liabilities	124,719	105,067

Total Liabilities	124,719	105,067

SHAREHOLDERS’ DEFICIT
Common stock, $.001 par value, 30,000,000 shares authorized, 5,595,000 shares issued and outstanding at August 31, 2014 and February 28, 2014	5,595	5,595
Additional paid in capital	58,905	58,905
Deficit accumulated during the development stage	(183,567)	(165,915)

Total Shareholders’ Deficit	(119,067)	(101,415)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	5,652	3,652

The accompanying notes are an integral part of these financial statements

VIM BEVERAGE, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended August 31, 2014	Three Months Ended August 31, 2013	Six Months Ended August 31, 2014	Six Months Ended August 31, 2013	March 31, 2008 (Inception) to August 31, 2014
	$	$	$	$	$
EXPENSES
General and administrative	10,852	7,449	12,477	16,623	165,217

Total Expenses	10,852	7,449	12,477	16,623	165,217
Loss from Operations	(10,852)	(7,449)	(12,477)	(16,623)	(165,217)

OTHER INCOME (EXPENSE)
Interest expense	(2,702)	(1,966)	(5,175)	(3,842)	(18,900)
Interest income	-	-	-	-	550

Total Other Income (Expense)	(2,702)	(1,966)	(5,175)	(3,842)	(18,350)

NET LOSS	(13,554)	(9,415)	(17,652)	(20,465)	(183,567)

NET LOSS PER SHARE: BASIC AND DILUTED	(0.00)	(0.00)	(0.00)	(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	5,595,000	5,595,000	5,595,000	5,595,000

The accompanying notes are an integral part of these financial statements

VIM BEVERAGE, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended August 31, 2014	Six Months Ended August 31, 2013	March 31, 2008 (Inception) to August 31, 2014
	$	$	$
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	(17,652)	(20,465)	(183,567)

Changes in operating assets and liabilities:
Accrued interest – related party	5,175	3,842	18,900
Accounts payable	(1,184)	14,052	7,714

Net Cash Used in Operating Activities	(13,661)	(2,571)	(156,953)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party – line of credit	5,000	5,000	70,000
Due to related party	10,661	819	28,105
Cash received from sale of common stock	–	–	64,500

Net Cash From Financing Activities	15,661	5,819	162,605

NET CHANGE IN CASH	2,000	3,248	5,652

CASH – BEGINNING	3,652	451	–

CASH – ENDING	5,652	3,699	5,652

Supplemental Cash Flow Information:

Cash paid for:
Interest	$–	$–	$–
Income taxes	$–	$–	$–

The accompanying notes are an integral part of these financial statements

VIM BEVERAGE, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2014

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

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $183,567 as of August 31, 2014 and further losses are anticipated in the development of its business. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of August 31 and February 28, 2014, the Company had a balance of $70,000 and $65,000 owed to Mr. Suen and recorded accrued interest of $17,700 and $13,725 respectively. The balances owed to Mr. Suen are unsecured.

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

During the three months ended August 31, 2014, Mr. Suen made payments of $5,552 on behalf of the Company, which was non-interest bearing, unsecured and repayable upon demand until August 31, 2014. From September 1, 2014 these advances bear an annual simple interest rate of 12%.

NOTE 3 – SUBSEQUENT EVENT

Subsequent to August 31, 2014 Mr. Suen made payments of $203 on behalf of the Company. The advance is non-interest bearing, unsecured and repayable upon demand.

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

References in this Quarterly Report on Form 10-Q, unless another date is stated, are to August 31, 2014. As used herein, the "Company," “VIM,” “Vim Beverage”, "we," "us," "our" and words of similar meaning refer to Vim Beverage, Inc.

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

Results of Operations

Three months Ended August 31, 2014 and 2013

We did not generate any revenues during the three months ended August 31, 2014 or the three months ended August 31, 2013, and have not generated any revenues to date.

We incurred operating expenses in the amount of $10,852 for the three months ended August 31, 2014, compared to $7,449 for the three months ended August 31, 2013, an increase in operating expenses of $3,403 from the prior period. Operating expenses for both periods consisted of general and administrative expenses. The reason for the increase in operating expenses was mainly due to the professional fees recorded for the audit of the year ended February 28, 2014.

We had interest expense of $2,702 for the three months ended August 31, 2014, compared to interest expense of $1,966 for the three months ended August 31, 2013, an increase of $736 from the prior period. Interest expense was in connection with amounts owed on the Line of Credit and expenses paid by Mr. Aaron Suen on behalf of the Company, described below and increased due to the increase in balances owed to Mr. Suen during the three months ended August 31, 2014 from the three months ended August 31, 2013.

We recorded a net loss of $13,554 for the three months ended August 31, 2014, compared to a net loss of $9,415 for the three months ended August 31, 2013, an increase of $4,139 from the prior period.

Six months Ended August 31, 2014 and 2013

We did not generate any revenues during the six months ended August 31, 2014 or the six months ended August 31, 2013, and have not generated any revenues to date.

We incurred operating expenses in the amount of $12,477 for the six months ended August 31, 2014, compared to $16,623 for the six months ended August 31, 2013, a decrease in operating expenses of $4,146 from the prior period. Operating expenses for both periods consisted of general and administrative expenses. The reason for the decrease in operating expenses was mainly due to decreased professional and filings fees for the six months ended August 31, 2014 as we continue to streamline our operations.

We recorded interest expense of $5,175 for the six months ended August 31, 2014, compared to interest expense of $3,842 for the six months ended August 31, 2013, an increase of $1,333 from the prior period. Interest expense was in connection with amounts owed on the Line of Credit and expenses paid by Mr. Aaron Suen on behalf of the Company, described below and increased due to the increase in balances owed to Mr. Suen during the six months ended August 31, 2014 from the six months ended August 31, 2013.

We had a net loss of $17,652 for the six months ended August 31, 2014, compared to a net loss of $20,465 for the six months ended August 31, 2013, a decrease in net loss of $2,813 from the prior period.

Liquidity and Capital Resources

We have not generated any revenues from our proposed business operations to date.

We had total assets, consisting solely of current assets of cash of $5,652 as of August 31, 2014, increased by $2,000 from $3,652 as of February 28, 2014.

We had total liabilities consisting solely of current liabilities of $124,719 as of August 31, 2014, which included $7,714 of accounts payable, $29,305 due to related party, $70,000 of amounts borrowed under the Line of Credit and $17,700 of accrued and unpaid interest on the Line of Credit.

We had negative working capital of $119,067 and a total accumulated deficit of $183,567 as of August 31, 2014.

During the six months ended August 31, 2014, Mr. Suen made payments of $10,661 on behalf of the Company and extended $5,000 under the Line of Credit described below.

In March 2011, we entered into a Revolving Line of Credit Agreement with Aaron Suen, our Chief Executive Officer and Director, who agreed to loan us up to $50,000 under a Revolving Line of Credit (the “Line of Credit”) as requested by the Company from time to time (on a revolving basis)(each an “Advance”) until March 25, 2012, pursuant to the terms of the Line of Credit, which Line of Credit was subsequently extended until December 31, 2014. Any amounts borrowed under the Line of Credit will be evidenced by a separate promissory note (each a “Note”) and bear interest at the rate of 12% per annum, provided that if an event of default occurs (as provided in the Line of Credit or the Note), such outstanding amount bears interest at the rate of 15% per annum until paid in full. The Company borrowed $70,000 under the Line of Credit as of August 31, 2014. In October 2012, Mr. Suen increased the credit limit of the Line of Credit to $100,000. The Line of Credit has an available balance of $30,000 as of the date of this filing. We plan to utilize the Line of Credit to pay our reporting and operations expenses for the next approximately 12 months, provided that the amount available under such Line of Credit will not be sufficient for us to continue our business plan or begin our operations as discussed above.

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

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. However, the Company has not generated revenues since inception and has an accumulated deficit of $183,567 as of August 31, 2014. The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

We have funded our initial operations with $64,500 from issuances of common shares and $70,000 from extending a line of credit. Due to the uncertainty of our ability to generate sufficient revenues from our operating activities and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due, in their report on our financial statements for the fiscal year ended February 28, 2014, our registered independent auditors included a concerns about our ability to continue as a going concern. Our financial statements contain note disclosures describing the circumstances that led to this disclosure by our registered independent auditors. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes to the Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

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

___________

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

VIM BEVERAGE, INC.

Date: October 20, 2014	By:	/s/ Aaron Suen
Aaron Suen
Chief Executive Officer (Principal Executive Officer), and Chief Financial Officer (Principal Accounting Officer)

