Form 10-Q
period 2014-11-30
VIM BEVERAGE, INC.
filed 2015-01-20
CIK 1478087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2014

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ____________ to ____________

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

At January 20, 2015 there were 5,595,000 shares of the Issuer's common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIM BEVERAGE, INC.

(A Development Stage Company)

BALANCE SHEETS

(Unaudited)

	November 30, 2014 $	February 28, 2014 $

ASSETS

CURRENT ASSETS

Cash	5,652	3,652

Total Current Assets	5,652	3,652

Total Assets	5,652	3,652

LIABILITIES AND SHAREHOLDERS’ DEFICIT

LIABILITIES

CURRENT LIABILITIES

Accounts payable	6,164	8,898
Due to related party	36,635	17,444
Line of credit – related party	70,000	65,000
Accrued interest on line of credit – related party	19,800	13,725

Total Current Liabilities	132,599	105,067

Total Liabilities	132,599	105,067

SHAREHOLDERS’ DEFICIT

Common stock, $.001 par value, 30,000,000 shares authorized, 5,595,000 shares issued and outstanding at November 30, 2014 and February 28, 2014	5,595	5,595
Additional paid in capital	58,905	58,905
Deficit accumulated during the development stage	(191,447)	(165,915)

Total Shareholders’ Deficit	(126,947)	(101,415)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	5,652	3,652

The accompanying notes are an integral part of these financial statements

VIM BEVERAGE, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended November 30, 2014 $	Three Months Ended November 30, 2013 $	Nine Months Ended November 30, 2014 $	Nine Months Ended November 30, 2013 $	March 31, 2008 (Inception) to November 30, 2014 $

EXPENSES

General and administrative	4,653	4,942	17,130	21,565	169,870

Total Expenses	4,653	4,942	17,130	21,565	169,870
Loss from Operations	(4,653)	(4,942)	(17,130)	(21,565)	(169,870)

OTHER INCOME (EXPENSE)
Interest expense	(3,227)	(1,966)	(8,402)	(5,808)	(22,127)
Interest income	-	-	-	-	550

Total Other Income (Expense)	(3,227)	(1,966)	(8,402)	(5,808)	(21,577)

NET LOSS	(7,880)	(6,908)	(25,532)	(27,373)	(191,447)

NET LOSS PER SHARE: BASIC AND DILUTED	(0.00)	(0.00)	(0.00)	(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	5,595,000	5,595,000	5,595,000	5,595,000

The accompanying notes are an integral part of these financial statements

VIM BEVERAGE, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended November 30, 2014 $	Nine Months Ended November 30, 2013 $	March 31, 2008 (Inception) to November 30, 2014 $

CASH FLOWS USED IN OPERATING ACTIVITIES

Net loss	(25,532)	(27,373)	(191,447)

Changes in operating assets and liabilities:

Accrued interest – related party	8,605	5,808	22,330
Accounts payable	(2,734)	2,969	6,164

Net Cash Used in Operating Activities	(19,661)	(18,596)	(162,953)

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from related party – line of credit	5,000	5,000	70,000
Due to related party	16,661	16,844	34,105
Cash received from sale of common stock	–	–	64,500

Net Cash From Financing Activities	21,661	21,844	168,605

NET CHANGE IN CASH	2,000	3,248	5,652

CASH – BEGINNING	3,652	451	–

CASH – ENDING	5,652	3,699	5,652

Supplemental Cash Flow Information:

Cash paid for:
Interest	$–	$–	$–
Income taxes	$–	$–	$–

The accompanying notes are an integral part of these financial statements

VIM BEVERAGE, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

November 30, 2014

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

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $191,447 as of November 30, 2014 and further losses are anticipated in the development of its business. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of November 30 and February 28, 2014, the Company had a balance of $70,000 and $65,000 owed to Mr. Suen and recorded accrued interest of $19,800 and $13,725 respectively. The balances owed to Mr. Suen are unsecured.

During the year ended February 28, 2014, Mr. Suen made payments of $17,444 on behalf of the Company. The amount is unsecured, non-interest bearing and repayable upon demand until February 28, 2014. From March 1, 2014 these advances bear an annual simple interest rate of 12%.

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

During the three months ended November 30, 2014, Mr. Suen made payments of $6,000 on behalf of the Company, which was non-interest bearing, unsecured and repayable upon demand until August 31, 2014. From December 1, 2014 these advances bear an annual simple interest rate of 12%.

NOTE 3 – SUBSEQUENT EVENT

Subsequent to November 30, 2014 Mr. Suen made payments of $150 on behalf of the Company. The advance is non-interest bearing, unsecured and repayable upon demand.

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

References in this Quarterly Report on Form 10-Q, unless another date is stated, are to November 30, 2014. As used herein, the "Company," “VIM,” “Vim Beverage”, "we," "us," "our" and words of similar meaning refer to Vim Beverage, Inc.

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

Results of Operations

Three months Ended November 30, 2014 and 2013

We did not generate any revenues during the three months ended November 30, 2014 or the three months ended November 30, 2013, and have not generated any revenues to date.

We incurred operating expenses in the amount of $4,653 for the three months ended November 30, 2014, compared to $4,942 for the three months ended November 30, 2013, a decrease in operating expenses of $289 from the prior period. Operating expenses for both periods consisted of general and administrative expenses.

We had interest expense of $3,227 for the three months ended November 30, 2014, compared to interest expense of $1,966 for the three months ended November 30, 2013, an increase of $1,261 from the prior period. Interest expense was in connection with amounts owed on the Line of Credit and expenses paid by Mr. Aaron Suen on behalf of the Company, described below and increased due to the increase in balances owed to Mr. Suen during the three months ended November 30, 2014 from the three months ended November 30, 2013.

We recorded a net loss of $7,880 for the three months ended November 30, 2014, compared to a net loss of $6,908 for the three months ended November 30, 2013, an increase of $972 from the prior period.

Nine months Ended November 30, 2014 and 2013

We did not generate any revenues during the nine months ended November 30, 2014 or the nine months ended November 30, 2013, and have not generated any revenues to date.

We incurred operating expenses in the amount of $17,130 for the nine months ended November 30, 2014, compared to $21,565 for the nine months ended November 30, 2013, a decrease in operating expenses of $4,435 from the prior period. Operating expenses for both periods consisted of general and administrative expenses. The reason for the decrease in operating expenses was mainly due to decreased professional and filings fees for the nine months ended November 30, 2014 as we continue to streamline our operations.

We recorded interest expense of $8,402 for the nine months ended November 30, 2014, compared to interest expense of $5,808 for the nine months ended November 30, 2013, an increase of $2,594 from the prior period. Interest expense was in connection with amounts owed on the Line of Credit and expenses paid by Mr. Aaron Suen on behalf of the Company, described below and increased due to the increase in balances owed to Mr. Suen during the nine months ended November 30, 2014 from the nine months ended November 30, 2013.

We had a net loss of $25,532 for the nine months ended November 30, 2014, compared to a net loss of $27,373 for the nine months ended November 30, 2013, a decrease in net loss of $1,841 from the prior period.

Liquidity and Capital Resources

We have not generated any revenues from our proposed business operations to date.

We had total assets, consisting solely of current assets of cash of $5,652 as of November 30, 2014, increased by $2,000 from $3,652 as of February 28, 2014.

We had total liabilities consisting solely of current liabilities of $132,599 as of November 30, 2014, which included $6,164 of accounts payable, $36,635 due to related party, $70,000 of amounts borrowed under the Line of Credit and $19,800 of accrued and unpaid interest on the Line of Credit.

We had negative working capital of $126,947 and a total accumulated deficit of $191,447 as of November 30, 2014.

During the nine months ended November 30, 2014, Mr. Suen made payments of $16,661 on behalf of the Company and extended $5,000 under the Line of Credit described below.

In March 2011, we entered into a Revolving Line of Credit Agreement with Aaron Suen, our Chief Executive Officer and Director, who agreed to loan us up to $50,000 under a Revolving Line of Credit (the “Line of Credit”) as requested by the Company from time to time (on a revolving basis)(each an “Advance”) until March 25, 2012, pursuant to the terms of the Line of Credit, which Line of Credit was subsequently extended until December 31, 2014. Any amounts borrowed under the Line of Credit will be evidenced by a separate promissory note (each a “Note”) and bear interest at the rate of 12% per annum, provided that if an event of default occurs (as provided in the Line of Credit or the Note), such outstanding amount bears interest at the rate of 15% per annum until paid in full. The Company borrowed $70,000 under the Line of Credit as of November 30, 2014. In October 2012, Mr. Suen increased the credit limit of the Line of Credit to $100,000. The Line of Credit has an available balance of $30,000 as of the date of this filing. We plan to utilize the Line of Credit to pay our reporting and operations expenses for the next approximately 12 months, provided that the amount available under such Line of Credit will not be sufficient for us to continue our business plan or begin our operations as discussed above.

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

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. However, the Company has not generated revenues since inception and has an accumulated deficit of $191,447 as of November 30, 2014. The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

31*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIM BEVERAGE, INC.

DATED: January 20, 2015	By:	/s/ Aaron Suen
Aaron Suen
Chief Executive Officer (Principal Executive Officer), and Chief Financial Officer (Principal Accounting Officer)

