Form 10-Q
period 2015-05-31
VIM BEVERAGE, INC.
filed 2015-07-20
CIK 1478087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2015

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

852 2115 9628

(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☒ No ☐

At July 20, 2015, there were 5,595,000 shares of the Issuer's common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIM BEVERAGE, INC.
BALANCE SHEETS

(Unaudited)

	May 31, 2015 $	February 28, 2015 $

ASSETS

CURRENT ASSETS

Cash	5,652	5,652

Total Current Assets	5,652	5,652

Total Assets	5,652	5,652

LIABILITIES AND SHAREHOLDERS' DEFICIT

LIABILITIES

CURRENT LIABILITIES

Accounts payable	8,639	5,566
Due to related party	38,800	38,800
Line of credit – related party	70,000	70,000
Accrued interest – related party	28,281	25,017

Total Current Liabilities	145,720	139,383

Total Liabilities	145,720	139,383

SHAREHOLDERS' DEFICIT

Common stock, $.001 par value, 30,000,000 shares authorized, 5,595,000 shares issued and outstanding	5,595	5,595
Additional paid in capital	58,905	58,905
Accumulated deficit	(204,568)	(198,231)

Total Shareholders' Deficit	(140,068)	(133,731)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	5,652	5,652

The accompanying notes are an integral part of these financial statements

VIM BEVERAGE, INC.
STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended May 31, 2015 $	Three Months Ended May 31, 2014 $

EXPENSES

General and administrative	3,073	1,625

Total Expenses	3,073	1,625
Loss from Operations	(3,073)	(1,625)

OTHER INCOME (EXPENSE)
Interest expense	(3,264)	(2,473)

Total Other Income (Expense)	(3,264)	(2,473)

NET LOSS	(6,337)	(4,098)

NET LOSS PER SHARE: BASIC AND DILUTED	(0.00)	(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	5,595,000	5,595,000

The accompanying notes are an integral part of these financial statements

VIM BEVERAGE, INC.
STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended May 31, 2015 $	Three Months Ended May 31, 2014 $

CASH FLOWS USED IN OPERATING ACTIVITIES

Net loss	(6,337)	(4,098)

Changes in operating assets and liabilities:

Due to related party	-	5,109
Accrued interest – related party	3,264	2,473
Accounts payable	3,073	(3,484)

Net Cash Used in Operating Activities	-	-

NET CHANGE IN CASH	-	-

CASH – BEGINNING	5,652	3,652

CASH – ENDING	5,652	3,652

Supplemental Cash Flow Information:

Cash paid for:
Interest	$–	$–
Income taxes	$–	$–

The accompanying notes are an integral part of these financial statements

VIM BEVERAGE INC.
NOTES TO THE FINANCIAL STATEMENTS

May 31, 2015

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Vim Beverage, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-K filed on June 15, 2015. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2015 as reported in Form 10-K, have been omitted.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $204,568 as of May 31, 2015 and further losses are anticipated in the development of its business. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

As of May 31 and February 28, 2015, the Company had a balance of $70,000 and $70,000 owed to Mr. Suen and recorded accrued interest of $24,000 and $21,900 respectively. The balances owed to Mr. Suen are unsecured.

During the year ended February 28, 2015, Mr. Suen made payments of $21,356 on behalf of the Company, which was non-interest bearing, unsecured and repayable upon demand until February 28, 2015. From March 1, 2014 these advances bear an annual simple interest rate of 12%.

During the three months ended May 31, 2015, Mr. Suen made payments of $0 on behalf of the Company.

As of May 31, 2015 and February 28, 2015, the Company had a balance of $38,800 and $38,800 owed to Mr. Suen and recorded accrued interest of $4,281 and $3,117 respectively. The balances owed to Mr. Suen are unsecured.

NOTE 3 – SUBSEQUENT EVENT

Subsequent to May 31, 2015 Mr. Suen made payments of $3,750 on behalf of the Company. The advance is non-interest bearing, unsecured and repayable upon demand.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Report contains forward-looking statements. In some cases, you can identify forward-looking statements by the following words: "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "ongoing," "plan," "potential," "predict," "project," "should," or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements include the information concerning our future financial performance, business strategy, projected plans and objectives. These factors include, among others, the factors set forth below under the heading "Risk Factors." although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Most of these factors are difficult to predict accurately and are generally beyond our control. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Report. These factors include:

•	Risks relating to our ability to secure glacial water for our planned products;
•	Our need for additional capital to commence our operations;
•	Our dependence on our officers and Directors and their contacts;
•	The fact that our officers and Directors exercise majority voting control over the Company;
•	The fact that our officers and Directors have employment outside of the Company;
•	Our lack of operating history;
•	Our substantial losses to date;
•	The competitiveness of our industry;
•	Our ability to grow our operations;
•	The ability of our shareholders to enforce civil liabilities in the U.S. and outside of the U.S.;
•	The substantial costs associated with operating as a publicly reporting company;
•	Dilution due to actions we may take in the future to raise financing;
•	Volatility in the market for our common stock; and
•	Other risk factors included under "Risk Factors" in this Report.

You should read the matters described in "Risk Factors" and the other cautionary statements made in this Report as being applicable to all related forward-looking statements wherever they appear in this Report. We cannot assure you that the forward-looking statements in this Report will prove to be accurate and therefore prospective investors are encouraged not to place undue reliance on forward-looking statements. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

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

References in this Quarterly Report on Form 10-Q, unless another date is stated, are to May 31, 2015. As used herein, the "Company," "VIM," "Vim Beverage", "we," "us," "our" and words of similar meaning refer to Vim Beverage, Inc.

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

Results of Operations

Three months Ended May 31, 2015 and 2014

We did not generate any revenues during the three months ended May 31, 2015 or the three months ended May 31, 2014, and have not generated any revenues to date.

We incurred operating expenses in the amount of $3,073 for the three months ended May 31, 2015, compared to $1,625 for the three months ended May 31, 2014. Operating expenses for both periods consisted of general and administrative expenses. The reason for the increase in operating expenses was mainly due to timing difference of the professional services for the Form 10-K for the years ended February 28, 2015 and 2014.

We had interest expense of $3,264 for the three months ended May 31, 2015, compared to interest expense of $2,473 for the three months ended May 31, 2014. Interest expense was in connection with amounts owed on the Line of Credit and expenses paid by Mr. Aaron Suen on behalf of the Company, described below and increased due to the increase in balances owed to Mr. Suen during the three months ended May 31, 2015 from the three months ended May 31, 2014.

We had a net loss of $6,337 for the three months ended May 31, 2015, compared to a net loss of $4,098 for the three months ended May 31, 2014.

Liquidity and Capital Resources

We have not generated any revenues from our proposed business operations to date.

We had total assets, consisting solely of current assets of cash of $5,652 as of May 31, 2015.

We had total liabilities consisting solely of current liabilities of $145,720 as of May 31, 2015, which included $8,639 of accounts payable, $38,800 due to related party, $70,000 of amounts borrowed under the Line of Credit and $28,281 of accrued and unpaid interest on the Line of Credit.

We had negative working capital of $140,068 and a total accumulated deficit of $204,568 as of May 31, 2015.

We had no change to our cash position during the three months ended May 31, 2015.

In March 2011, we entered into a Revolving Line of Credit Agreement with Aaron Suen, our Chief Executive Officer and Director, who agreed to loan us up to $50,000 under a Revolving Line of Credit (the "Line of Credit") as requested by the Company from time to time (on a revolving basis)(each an "Advance") until March 25, 2012, pursuant to the terms of the Line of Credit, which Line of Credit was subsequently extended until December 31, 2015. Any amounts borrowed under the Line of Credit will be evidenced by a separate promissory note (each a "Note") and bear interest at the rate of 12% per annum, provided that if an event of default occurs (as provided in the Line of Credit or the Note), such outstanding amount bears interest at the rate of 15% per annum until paid in full. The Company had borrowed $70,000 under the Line of Credit as of May 31, 2015. In October 2012, Mr. Suen increased the credit limit of the Line of Credit to $100,000. The Line of Credit has an available balance of $30,000 as of the date of this filing. We plan to utilize the Line of Credit to pay our reporting and operations expenses for the next approximately 12 months, provided that the amount available under such Line of Credit will not be sufficient for us to continue our business plan or begin our operations as discussed above.

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

Our plan of operation for the next twelve months is to continue our filings with the Commission and attempt to raise additional funding through the sale of debt or equity securities to enable us to produce VIM Pure, our first planned, VIM Pure at a total estimated cost of $426,800, which funds we do not currently have. We plan to use funds available from our Line of Credit to support our operations and pay the filing expenses associated with our filings with the Commission for approximately the next 12 months, or until we are able to raise sufficient funding to continue our business plan and begin the production of our first product line. If we are unable to raise adequate working capital for the remainder of 2015, we will be restricted in the implementation of our business plan, the production of our planned products may be delayed, and we may be forced to abandon our current business plan.

Plan of Operation

Over the next twelve months we believe we will need $50,000 to carry out current operations. To expand our operations which we will require additional financing.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. However, the Company has not generated revenues since inception and has an accumulated deficit of $204,568 as of May 31, 2015. The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital, primarily from its shareholders, to fund operating expenses. The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management's efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

We have funded our initial operations with $64,500 from issuances of common shares and $70,000 from extending a line of credit. Due to the uncertainty of our ability to generate sufficient revenues from our operating activities and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due, in their report on our financial statements for the fiscal year ended February 28, 2015, our registered independent auditors included a concerns about our ability to continue as a going concern. Our financial statements contain note disclosures describing the circumstances that led to this disclosure by our registered independent auditors. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), we are not required to provide the information required by this Item as it is a "smaller reporting company," as defined by Rule 229.10(f)(1).

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes to the Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended February 28, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

31*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	XBRL Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIM BEVERAGE, INC.

Dated: July 20, 2015	By:	/s/ Aaron Suen
Aaron Suen
Chief Executive Officer (Principal Executive Officer), and Chief Financial Officer (Principal Accounting Officer)

