Form 10-Q
period 2015-08-31
VIM BEVERAGE, INC.
filed 2015-10-20
CIK 1478087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2015

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

At October 20, 2015, there were 5,595,000 shares of the Issuer's common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIM BEVERAGE, INC.
BALANCE SHEETS

(Unaudited)

	August 31, 2015 $	February 28, 2015 $

ASSETS
CURRENT ASSETS
Cash	1,102	5,652

Total Current Assets	1,102	5,652

Total Assets	1,102	5,652

LIABILITIES AND SHAREHOLDERS’ DEFICIT

LIABILITIES
CURRENT LIABILITIES

Accounts payable	10,794	5,566
Due to related party	42,550	38,800
Line of credit – related party	70,000	70,000
Accrued interest – related party	31,658	25,017

Total Current Liabilities	155,002	139,383

Total Liabilities	155,002	139,383

SHAREHOLDERS’ DEFICIT
Common stock, $.001 par value, 30,000,000 shares authorized, 5,595,000 shares issued and outstanding	5,595	5,595
Additional paid in capital	58,905	58,905
Accumulated deficit	(218,400)	(198,231)

Total Shareholders’ Deficit	(153,900)	(133,731)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	1,102	5,652

The accompanying notes are an integral part of these financial statements

VIM BEVERAGE, INC.
STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended August 31, 2015 $	Three Months Ended August 31, 2014 $	Six Months Ended August 31, 2015 $	Six Months Ended August 31, 2014 $

EXPENSES
General and administrative	10,455	10,852	13,528	12,477

Total Expenses	10,455	10,852	13,528	12,477
Loss from Operations	(10,455)	(10,852)	(13,528)	(12,477)

OTHER INCOME (EXPENSE)
Interest expense	(3,377)	(2,702)	(6,641)	(5,175)

Total Other Income (Expense)	(3,377)	(2,702)	(6,641)	(5,175)

NET LOSS	(13,832)	(13,554)	(20,169)	(17,652)

NET LOSS PER SHARE:
BASIC AND DILUTED	(0.00)	(0.00)	(0.00)	(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	5,595,000	5,595,000	5,595,000	5,595,000

The accompanying notes are an integral part of these financial statements

VIM BEVERAGE, INC.
STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended August 31, 2015 $	Six Months Ended August 31, 2014 $

CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	(20,169)	(17,652)
Changes in operating assets and liabilities:
Accrued interest – related party	6,641	5,175
Accounts payable	5,228	(1,184)
Net Cash Used in Operating Activities	(8,300)	(13,661)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party – line of credit	-	5,000
Due to related party	3,750	10,661
Net Cash from Financing Activities	3,750	15,661

NET CHANGE IN CASH	(4,550)	2,000

CASH – BEGINNING	5,652	3,652

CASH – ENDING	1,102	5,652

Supplemental Cash Flow Information:

Cash paid for:
Interest	$–	$–
Income taxes	$–	$–

The accompanying notes are an integral part of these financial statements

VIM BEVERAGE INC.
NOTES TO THE FINANCIAL STATEMENTS

August 31, 2015

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

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $218,400 as of August 31, 2015 and further losses are anticipated in the development of its business. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of August 31 and February 28, 2015, the Company had a balance of $70,000 and $70,000 owed to Mr. Suen and recorded accrued interest of $26,100 and $21,900 respectively. The balances owed to Mr. Suen are unsecured.

During the year ended February 28, 2015, Mr. Suen made payments of $21,356 on behalf of the Company, which was non-interest bearing, unsecured and repayable upon demand until February 28, 2015. From March 1, 2014 these advances bear an annual simple interest rate of 12%.

During the six months ended August 31, 2015, Mr. Suen made payments of $3,750 on behalf of the Company.

As of August 31, 2015 and February 28, 2015, the Company had a balance of $42,550 and $38,800 owed to Mr. Suen and recorded accrued interest of $5,558 and $3,117 respectively. The balances owed to Mr. Suen are unsecured.

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

References in this Quarterly Report on Form 10-Q, unless another date is stated, are to August 31, 2015. As used herein, the "Company," “VIM,” “Vim Beverage”, "we," "us," "our" and words of similar meaning refer to Vim Beverage, Inc.

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

Results of Operations

Three months Ended August 31, 2015 and 2014

We did not generate any revenues during the three months ended August 31, 2015 or the three months ended August 31, 2014, and have not generated any revenues to date.

We incurred operating expenses in the amount of $10,455 for the three months ended August 31, 2015, compared to $10,852 for the three months ended August 31, 2014, a decrease in operating expenses of $397 from the prior period. Operating expenses for both periods consisted of general and administrative expenses. The reason for the slight decrease in operating expenses was mainly due to the office expense in the three month ended August 31, 2014 which the Company did not incur in the current period.

We had interest expense of $3,377 for the three months ended August 31, 2015, compared to interest expense of $2,702 for the three months ended August 31, 2014, an increase of $675 from the prior period. Interest expense was in connection with amounts owed on the Line of Credit and expenses paid by Mr. Aaron Suen on behalf of the Company, described below and increased due to the increase in balances owed to Mr. Suen during the three months ended August 31, 2015 from the three months ended August 31, 2014.

We recorded a net loss of $13,832 for the three months ended August 31, 2015, compared to a net loss of $13,554 for the three months ended August 31, 2014, an increase of $278 from the prior period.

Six months Ended August 31, 2015 and 2014

We did not generate any revenues during the six months ended August 31, 2015 or the six months ended August 31, 2014, and have not generated any revenues to date.

We incurred operating expenses in the amount of $13,528 for the six months ended August 31, 2015, compared to $12,477 for the six months ended August 31, 2014, an increase in operating expenses of $1,051 from the prior period. Operating expenses for both periods consisted of general and administrative expenses. The reason for the increase in operating expenses was mainly due to increased professional and filings fees for the six months ended August 31, 2015.

We recorded interest expense of $6,641 for the six months ended August 31, 2015, compared to interest expense of $5,175 for the six months ended August 31, 2014, an increase of $1,466 from the prior period. Interest expense was in connection with amounts owed on the Line of Credit and expenses paid by Mr. Aaron Suen on behalf of the Company, described below and increased due to the increase in balances owed to Mr. Suen during the six months ended August 31, 2015 from the six months ended August 31, 2014.

We had a net loss of $20,169 for the six months ended August 31, 2015, compared to a net loss of $17,652 for the six months ended August 31, 2014, an increase in net loss of $2,517 from the prior period.

Liquidity and Capital Resources

We have not generated any revenues from our proposed business operations to date.

We had total assets, consisting solely of current assets of cash of $1,102 as of August 31, 2015.

We had total liabilities consisting solely of current liabilities of $155,002 as of August 31, 2015, which included $10,794 of accounts payable, $42,550 due to related party, $70,000 of amounts borrowed under the Line of Credit and $31,658 of accrued and unpaid interest on the Line of Credit.

We had negative working capital of $153,900 and a total accumulated deficit of $218,400 as of August 31, 2015.

We used cash of $8,300 in operating activities and raised $3,750 from financing activities during the six months ended August 31, 2015.

In March 2011, we entered into a Revolving Line of Credit Agreement with Aaron Suen, our Chief Executive Officer and Director, who agreed to loan us up to $50,000 under a Revolving Line of Credit (the “Line of Credit”) as requested by the Company from time to time (on a revolving basis)(each an “Advance”) until March 25, 2012, pursuant to the terms of the Line of Credit, which Line of Credit was subsequently extended until December 31, 2015. Any amounts borrowed under the Line of Credit will be evidenced by a separate promissory note (each a “Note”) and bear interest at the rate of 12% per annum, provided that if an event of default occurs (as provided in the Line of Credit or the Note), such outstanding amount bears interest at the rate of 15% per annum until paid in full. The Company had borrowed $70,000 under the Line of Credit as of August 31, 2015. In October 2012, Mr. Suen increased the credit limit of the Line of Credit to $100,000. The Line of Credit has an available balance of $30,000 as of the date of this filing. We plan to utilize the Line of Credit to pay our reporting and operations expenses for the next approximately 12 months, provided that the amount available under such Line of Credit will not be sufficient for us to continue our business plan or begin our operations as discussed above.

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

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. However, the Company has not generated revenues since inception and has an accumulated deficit of $218,400 as of August 31, 2015. The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

VIM BEVERAGE, INC.

Dated: October 20, 2015	By:	/s/ Aaron Suen
Aaron Suen
Chief Executive Officer (Principal Executive Officer), and Chief Financial Officer (Principal Accounting Officer)

