Form 10-Q
period 2015-11-30
VIM BEVERAGE, INC.
filed 2016-02-09
CIK 1478087

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2015

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _______________ to _______________

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

At February 3, 2016 there were 5,595,000 shares of the Issuer's common stock outstanding.

PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIM BEVERAGE, INC.
BALANCE SHEETS

(Unaudited)

	November 30, 2015 $	February 28, 2015 $

ASSETS

CURRENT ASSETS

Cash	1,066	5,652

Total Current Assets	1,066	5,652

Total Assets	1,066	5,652

LIABILITIES AND SHAREHOLDERS' DEFICIT

LIABILITIES

CURRENT LIABILITIES

Accounts payable	5,758	5,566
Due to related party	51,650	38,800
Line of credit – related party	70,000	70,000
Accrued interest – related party	34,922	25,017

Total Current Liabilities	162,330	139,383

Total Liabilities	162,330	139,383

SHAREHOLDERS' DEFICIT

Common stock, $.001 par value, 30,000,000 shares authorized, 5,595,000 shares issued and outstanding	5,595	5,595
Additional paid in capital	58,905	58,905
Accumulated deficit	(225,764)	(198,231)

Total Shareholders' Deficit	(161,264)	(133,731)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	1,066	5,652

The accompanying notes are an integral part of these financial statements

VIM BEVERAGE, INC.
STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended November 30, 2015 $	Three Months Ended November 30, 2014 $	Nine Months Ended November 30, 2015 $	Nine Months Ended November 30, 2014 $

EXPENSES

General and administrative	4,100	4,653	17,628	17,130

Total Expenses	4,100	4,653	17,628	17,130
Loss from Operations	(4,100)	(4,653)	(17,628)	(17,130)

OTHER INCOME (EXPENSE)
Interest expense	(3,264)	(3,227)	(9,905)	(8,402)

Total Other Income (Expense)	(3,264)	(3,227)	(9,905)	(8,402)

NET LOSS	(7,364)	(7,880)	(27,533)	(25,532)

NET LOSS PER SHARE:
BASIC AND DILUTED	(0.00)	(0.00)	(0.00)	(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	5,595,000	5,595,000	5,595,000	5,595,000

The accompanying notes are an integral part of these financial statements

VIM BEVERAGE, INC.
STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended November 30, 2015 $	Nine Months Ended November 30, 2014 $

CASH FLOWS USED IN OPERATING ACTIVITIES

Net loss	(27,533)	(25,532)

Changes in operating assets and liabilities:

Accrued interest – related party	9,905	8,605
Accounts payable	192	(2,734)

Net Cash Used in Operating Activities	(17,436)	(19,661)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party – line of credit	-	5,000
Due to related party	12,850	16,661
Net Cash from Financing Activities	12,850	21,661

NET CHANGE IN CASH	(4,586)	2,000

CASH – BEGINNING	5,652	3,652

CASH – ENDING	1,066	5,652

Supplemental Cash Flow Information:

Cash paid for:
Interest	$–	$–

Income taxes	$–	$–

The accompanying notes are an integral part of these financial statements

VIM BEVERAGE INC.
NOTES TO THE FINANCIAL STATEMENTS

November 30, 2015

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

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $225,764 as of November 30, 2015 and further losses are anticipated in the development of its business. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 2 – RELATED PARTY TRANSACTIONS

In March 2011, the Company entered into a Revolving Line of Credit Agreement with Mr. Aaron Suen, a Company director and officer. Mr. Suen has agreed to advance up to $50,000 at an annual interest rate of 12%. The agreement expired on March 25, 2012, and has subsequently been extended until December 31, 2016. In October 2012, Mr. Suen increased the credit limit of the Revolving Line of Credit Agreement to $100,000. In the event of default all past due principal and interest shall bear interest at the rate of 15% per annum.

As of November 30 and February 28, 2015, the Company had a balance of $70,000 and $70,000 owed to Mr. Suen and recorded accrued interest of $28,200 and $21,900 respectively. The balances owed to Mr. Suen are unsecured.

During the year ended February 28, 2015, Mr. Suen made payments of $21,356 on behalf of the Company, which was non-interest bearing, unsecured and repayable upon demand until February 28, 2015. From March 1, 2014 these advances bear an annual simple interest rate of 12%.

During the nine months ended November 30, 2015, Mr. Suen made payments of $12,850 on behalf of the Company.

As of November 30, 2015 and February 28, 2015, the Company had a balance of $51,650 and $38,800 owed to Mr. Suen and recorded accrued interest of $6,722 and $3,117 respectively. The balances owed to Mr. Suen are unsecured.

NOTE 3 – SUBSEQUENT EVENT

Subsequent to November 30, 2015 Mr. Suen made payments of $5,344 on behalf of the Company. The advance is non-interest bearing, unsecured and repayable upon demand. The advance is non-interest bearing, unsecured and repayable upon demand.

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

Results of Operations

Three months Ended November 30, 2015 and 2014

We did not generate any revenues during the three months ended November 30, 2015 or the three months ended November 30, 2014, and have not generated any revenues to date.

We incurred operating expenses in the amount of $4,653 for the three months ended November 30, 2014, compared to $4,100 for the three months ended November 30, 2015, a decrease in operating expenses of $553 from the prior period. Operating expenses for both periods consisted of general and administrative expenses.

We had interest expense of $3,227 for the three months ended November 30, 2014, compared to interest expense of $3,264 for the three months ended November 30, 2015, an increase of $37 from the prior period. Interest expense was in connection with amounts owed on the Line of Credit and expenses paid by Mr. Aaron Suen on behalf of the Company, described below and increased due to the increase in balances owed to Mr. Suen during the three months ended November 30, 2015 from the three months ended November 30, 2014.

We recorded a net loss of $7,880 for the three months ended November 30, 2014, compared to a net loss of $7,364 for the three months ended November 30, 2015, a decrease of $516 from the prior period.

Nine months Ended November 30, 2015 and 2014

We did not generate any revenues during the nine months ended November 30, 2015 or the nine months ended November 30, 2014, and have not generated any revenues to date.

We incurred operating expenses in the amount of $17,130 for the nine months ended November 30, 2014, increased by $498 to $17,628 for the nine months ended November 30, 2015. Operating expenses for both periods consisted of general and administrative expenses. The reason for the increase in operating expenses was mainly due to increased professional and filings fees for the nine months ended November 30, 2015.

We recorded interest expense of $8,402 for the nine months ended November 30, 2014, compared to interest expense of $9,905 for the nine months ended November 30, 2015, an increase of $1,503 from the prior period. Interest expense was in connection with amounts owed on the Line of Credit and expenses paid by Mr. Aaron Suen on behalf of the Company, described below and increased due to the increase in balances owed to Mr. Suen during the nine months ended November 30, 2015 from the nine months ended November 30, 2014.

We had a net loss of $25,532 for the nine months ended November 30, 2014, increased by $2,001 to a net loss of $27,533 for the nine months ended November 30, 2015.

Liquidity and Capital Resources

We have not generated any revenues from our proposed business operations to date.

We had total assets, consisting solely of current asset cash of $1,066 as of November 30, 2015.

We had total liabilities consisting solely of current liabilities of $162,330 as of November 30, 2015, which included $5,758 of accounts payable, $51,650 due to related party, $70,000 of amounts borrowed under the Line of Credit and $34,922 of accrued and unpaid interest on the Line of Credit.

We had negative working capital of $161,264 and a total accumulated deficit of $225,764 as of November 30, 2015.

We used cash of $17,436 in operating activities and raised $12,850 from financing activities during the nine months ended November 30, 2015.

Subsequent to November 30, 2015 Mr. Sun made payments of $5,344 on behalf of the Company.

In March 2011, we entered into a Revolving Line of Credit Agreement with Aaron Suen, our Chief Executive Officer and Director, who agreed to loan us up to $50,000 under a Revolving Line of Credit (the "Line of Credit") as requested by the Company from time to time (on a revolving basis)(each an "Advance") until March 25, 2012, pursuant to the terms of the Line of Credit, which Line of Credit was subsequently extended until December 31, 2016. Any amounts borrowed under the Line of Credit will be evidenced by a separate promissory note (each a "Note") and bear interest at the rate of 12% per annum, provided that if an event of default occurs (as provided in the Line of Credit or the Note), such outstanding amount bears interest at the rate of 15% per annum until paid in full. The Company had borrowed $70,000 under the Line of Credit as of November 30, 2015. In October 2012, Mr. Suen increased the credit limit of the Line of Credit to $100,000. The Line of Credit has an available balance of $30,000 as of the date of this filing. We plan to utilize the Line of Credit to pay our reporting and operations expenses for the next approximately 12 months, provided that the amount available under such Line of Credit will not be sufficient for us to continue our business plan or begin our operations as discussed above.

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

Our plan of operation for the next twelve months is to continue our filings with the Commission and attempt to raise additional funding through the sale of debt or equity securities to enable us to produce VIM Pure, our first planned, VIM Pure at a total estimated cost of $426,800, which funds we do not currently have. We plan to use funds available from our Line of Credit to support our operations and pay the filing expenses associated with our filings with the Commission for approximately the next 12 months, or until we are able to raise sufficient funding to continue our business plan and begin the production of our first product line. If we are unable to raise adequate working capital for the remainder of 2016, we will be restricted in the implementation of our business plan, the production of our planned products may be delayed, and we may be forced to abandon our current business plan.

Plan of Operation

Over the next twelve months we believe we will need $50,000 to carry out current operations. To expand our operations which we will require additional financing.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. However, the Company has not generated revenues since inception and has an accumulated deficit of $225,764 as of November 30, 2015. The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

31*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certificate of the Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	XBRL Interactive Data Files

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIM BEVERAGE, INC.

Date: February 9, 2016	By:	/s/ Aaron Suen
Aaron Suen
Chief Executive Officer (Principal Executive Officer), and Chief Financial Officer (Principal Accounting Officer)

